Form 10-K405
period 1996-05-31
ICON HEALTH & FITNESS INC; IHF HOLDINGS INC
filed 1996-08-29
CIK 934798, 934799

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 (THE "ACT")
                    FOR THE FISCAL YEAR ENDED MAY 31, 1996

                          ICON HEALTH & FITNESS, INC.
                                      AND
                              IHF HOLDINGS, INC.
            (Exact name of registrant as specified in its charter)

COMMISSION FILE NO.: (33-87930)
                     (33-87930-01)
                                                                 87-0531206
                 DELAWARE                                        87-0531209
(State or other jurisdiction of incorporation                (I.R.S. Employer
 or organization)                                           Identification No.)

1500 SOUTH, 1000 WEST, LOGAN, UT                                     84321
   (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:  (801) 750-5000

Securities registered pursuant to Section 12(b) of the Act:

        Title of Each Class                              Name of Each Exchange
        -------------------
                                                          on Which Registered
                                                          -------------------

                NONE                                             NONE

Securities registered pursuant to Section 12(g) of the Act:

                             Title of Class:  NONE
                             --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES [X] NO [_].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K [X].

On May 31, 1996, all of the voting stock of ICON Health & Fitness, Inc. was held by IHF Holdings, and all of the voting stock of IHF Holdings, Inc. was held by IHF Capital, Inc.

As of May 31, 1996, ICON Health & Fitness, Inc. had 1,000 shares of common stock outstanding, and IHF Holdings, Inc. had 1,000 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated herein by reference:  NONE

                               Page 1 of 93 pages
                            Exhibit Index on page 58

                               IHF HOLDINGS, INC.
          AND ITS WHOLLY-OWNED SUBSIDIARY, ICON HEALTH & FITNESS, INC.

                                FORM 10-K INDEX

                                     PART I


                                                                                 Page
                                                                                 ----
ITEM 1.  BUSINESS...............................................................  3
ITEM 2.  PROPERTIES............................................................. 21
ITEM 3.  LEGAL PROCEEDINGS...................................................... 21
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................... 25
ITEM 5.  MARKET FOR THE REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS............................................................ 26
ITEM 6.  SELECTED FINANCIAL DATA................................................ 27
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS.............................................. 28
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............................ 39
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
             FINANCIAL DISCLOSURE............................................... 40
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS................... 41
ITEM 11.  EXECUTIVE COMPENSATION................................................ 43
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIALOWNERS AND MANAGEMENT......... 49
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........................ 53
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K....... 58

                                     * * *

Reference in this Form 10-K is made to the following trademarks and brand names:
Accusmart/TM/, Concor/TM/, CRANK-IT-UP/TM/, Cross Trainer/TM/, CrossWalk(R), Image/TM/, INSYNC/TM/, INTELEX/TM/, JumpKing(R), Legend/TM/, ProForm(R), Pro-Tech/TM/, Smart Card/TM/, Space Saver/TM/, Speed Link/TM/, Stowaway/TM/, Triple Play/TM/, WeiderCare/TM/, Cardioglide(R), HealthRider(R), aeROBICRider/TM/, SportRider/TM/, and LifeRider/TM/, which are owned by the Company (as defined); Lifestyler/TM/, which is owned by Sears Roebuck; Weider(R), which is owned by Weider Health and Fitness and Weider Sporting Goods, Inc. in the United States and by Weider Sports Equipment Co. Ltd. and Weider Europe B.V. in other countries. Except as otherwise specified, references herein to years are to the Company's fiscal year, which ends on May 31 of the calendar year. For example, "1996" refers to the fiscal year ended May 31, 1996.

                                     * * *

                                    PART I

     Certain of the information contained in this report on Form 10-K, including information under Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and information with respect to the Company's plans and strategy for its business are forward-looking statements. A variety of factors could cause actual results to differ materially from the forward-looking statements, including risks related to the Company's reliance on major customers and exposure to the retail industry; product life cycles and the Company's dependence on product innovation, particular products and consumer interest in health and fitness; the Company's substantial amounts of indebtedness; competition; the Company's expansion strategy; the recent HealthRider Acquisition and other possible acquisitions; the price sensitivity of the Company's customers; the Company's reliance on certain suppliers; seasonality; the Company's dependence on key members of management; control by existing stockholders; product liability; a preliminary investigation by the FTC; fraudulent conveyance; environmental considerations; and the Company's litigation with Weider Health & Fitness. These and other risks are described in detail in Item 1. "Business--Investment Factors."

ITEM 1. BUSINESS
- ----------------

GENERAL

     ICON Health & Fitness, Inc. ("ICON") is one of the largest manufacturers and marketers of home fitness equipment in the United States. The Company's focus is to address consumers' interest in a healthy, active lifestyle with a broad range of high quality products at a variety of price/value relationships specifically targeted to meet different consumers' health and fitness needs. The Company's line of home fitness aerobic products includes treadmills, upright rowers, exercise bikes, stair steppers and cross country skiers, and its line of anaerobic fitness products include home gyms, weight benches and recently introduced abdominal machines. The Company also offers trampolines, recreational sports products, sports medicine products and fitness accessories. The Company markets the majority of its products under the brand names ProForm, Image, Weslo, WeiderCare, Legend, JumpKing, and Lifestyler (a private label brand manufactured for Sears).

     IHF Holdings, Inc. ("IHF Holdings") is a holding company whose principal asset is all of the capital stock of ICON. IHF Capital, Inc. ("IHF Capital"), which is not a registrant, is a holding company whose principal asset is all of the common stock of IHF Holdings. Unless the context requires otherwise, all references herein to the "Company" with respect to periods prior to November 14, 1994 refer to the combined operations of Weslo, Inc. ("Weslo"), ProForm Fitness Products, Inc. ("ProForm") and American Physical Therapy, Inc. ("Weider Care") (collectively, the "Recapitalized Companies") which were recapitalized in a transaction (the "Recapitalization") described under "Background" and with respect to periods after November 14, 1994 refer to the consolidated operations of ICON. Each Registrant was incorporated in Delaware in August of 1994 and has its principal executive offices at 1500 South 1000 West, Logan, Utah 84321, and their telephone number is (801) 750-5000.

BUSINESS STRATEGY

     The Company's strategy is to expand its market leadership position by, among other things:

     DEVELOPING INNOVATIVE, HIGH-QUALITY PRODUCTS

     A key element of the Company's strategy is product innovation and development. The Company evaluates new product concepts on an ongoing basis and seeks to respond to the desires and needs of consumers by frequently introducing new products and repositioning old ones (i.e., selling a modified product in a different price range). This focus on new products and innovation enables the Company to begin selling early in a product's life cycle and, as sales moderate, to extend product life cycles by introducing new features and repositioning products within the Company's line of brands. In 1994, 1995 and 1996, approximately 40%, 42% and 52%, respectively, of the Company's net sales were from products that were new, enhanced or repositioned. Recent examples of the Company's product development include the introduction of the Space Saver treadmill, which folds vertically for easy storage, the development of the Cardio family of upright rowers, which significantly improved on upright rower designs first marketed by others, and the introduction of the Company's abdominal machines, which improved upon existing products manufactured by others by adding a fold for storage feature. The Company believes that its ability to identify industry trends and to quickly take a product from concept to delivery gives it significant advantages over competitors.

     TARGETING MULTIPLE DISTRIBUTION CHANNELS

     The Company markets its products under multiple brands through multiple distribution channels including specialty dealers, sporting goods chains, department stores, discount merchants, warehouse clubs, catalogue showrooms and, to a limited extent, infomercials and direct response marketing. The Company believes the marketing of its products through multiple distribution channels provides it with several competitive advantages including: (i) greater growth and increased market access; (ii) the ability to maximize revenue throughout a product's life cycle by repositioning products in different channels and under different brand names as products mature; (iii) feedback on market trends and changing consumer tastes; and (iv) reduced dependence on any single channel of distribution.

     POSITIONING ITS BRANDS

     To enhance its distribution strategy, the Company targets its brands to specific distribution channels. By marketing specific brands tailored to appeal to different demographic groups, the Company is able to market products with varying designs, features and price ranges and target these products to a wide variety of consumers with different fitness needs and disposable incomes. The Company believes its brand positioning strategy enables it to: (i) achieve greater appeal to each market segment; (ii) promote price stability across its product lines as brand segmentation minimizes conflicts between different distribution channels; and (iii) provide high-quality products with the price ranges and features desired by different demographic groups. The Company's various brands are supported by distinct marketing and product strategies and, in some cases, separate sales forces.

     PROVIDING BROAD PRODUCT OFFERINGS

     The Company manufactures and distributes a broad line of aerobic and anaerobic fitness equipment. The Company also markets recreational sports products, sports medicine products and fitness accessories. The Company offers a range of technological features, from manual equipment to sophisticated programmable electronic products, in a variety of price ranges. The Company's strategy of offering a broad range of products enables it to: (i) offer categories of fitness products that appeal to different demographic groups; (ii) respond quickly to changes in consumer preferences and fitness trends; (iii) reduce its dependence on any single product category; and (iv) participate in growth opportunities across a wide variety of product categories.

     UTILIZING FLEXIBLE, LOW-COST MANUFACTURING

     The Company's manufacturing facilities are designed to be flexible in order to permit the Company to shift its product mix quickly and efficiently. The combination of internal manufacturing and assembly capacity and the Company's access to third-party vendors has helped the Company meet customer demand on a competitive basis. The Company uses over 1,500,000 square feet of total domestic manufacturing capacity, and, in 1995, the Company manufactured or assembled over 80% of its products at its production facilities in Utah, Texas and Colorado. The design of these facilities provides the Company with the flexibility to change production runs on short notice and to respond to changing customer needs.

     PURSUING GROWTH OPPORTUNITIES

     The Company is seeking strategic acquisition opportunities which would complement its existing business and provide an opportunity for growth. The Company believes growth opportunities exist in its current domestic markets as well as in selected international markets. The North American fitness equipment market is significantly more developed than other markets around the world. However, in the first quarter of 1996, the Company began to directly market its products in the key European markets of the U.K., France, Italy and the Benelux countries and is attempting to increase its market penetration in these and other foreign countries. Prior to 1996, the Company had minimal foreign sales. Net sales from international markets in the four quarters of 1996 were $6.0 million, $9.3 million, $7.8 million and $10.2 million, respectively. In connection with the Recapitalization, the Company granted certain exclusive and non-exclusive rights to distribute its products in certain other international markets to Weider Sports Equipment Co., Ltd. ("Weider Sports"). The Company is acquisition is completed, the Company will reacquire distribution rights granted to Weider Sports in connection with the Recapitalization subject to certain rights granted by Weider Sports to third parties. The Company is also negotiating to purchase certain assets of one of its suppliers, a Canadian manufacturing business affiliated with WHF ("CanCo"). See Item 13. "Certain Relationships and Related Transactions," Item 3. "Legal Proceedings--Proposed Settlement of WHF Litigation" and Item 1. "Business--Investment Factors-- Expansion Strategy; Acquisitions."

HEALTHRIDER ACQUISITION

     In keeping with its strategy of pursuing growth opportunities, in August 1996, the Company: (i) purchased substantially all the assets and assumed (or refinanced) substantially all the liabilities of HealthRider for approximately $16.8 million; (ii) purchased certain other related manufacturing assets of Parkway Manufacturing, Inc. ("Parkway"), including Parkway's contract to manufacture and supply upright rowers to HealthRider, for approximately $10.1 million; and (iii) purchased the minority interest of HealthRider's European subsidiary for approximately $1.4 million (of which $.7 million was paid by HealthRider, $.6 million was paid by the Company in cash and $.1 million was paid by the Company in inventory) (together, the "HealthRider Acquisition"). The liabilities assumed included capital lease obligations of approximately $19.3 million and revolving credit borrowings and other long term debt of approximately $9.5 million. In addition, for a description of certain accounts payable and other accrued payables the Company assumed in connection with the HealthRider Acquisition, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

     HealthRider, a designer, marketer and distributor of fitness equipment, distributes its products through direct response advertising, through a national network of over 200 HealthRider kiosks and stores in shopping malls, and through third party retailers. HealthRider had net sales of $241.4 million and $113.2 million and net income of $13.6 million and a net loss of $3.6 million in calendar 1995 and the first six months of calendar 1996, respectively. HealthRider's flagship product is the HealthRider, a brand of upright rower. In aggregate, and excluding freight related revenues, sales of upright rowers (including the HealthRider) accounted for 94.4% and 93.4% of HealthRider's net sales in calendar 1995 and the first six months of calendar 1996, respectively. In calendar 1995 and for the first six months of calendar 1996, purchases from Parkway accounted for approximately 73.5% and 54.3%, respectively, of total upright rower purchases by HealthRider. HealthRider has experienced a substantial, continuing and accelerating deterioration of its business since the beginning of calendar 1996.

     As a result of the HealthRider Acquisition, the Company believes it will be the leading maker and distributor of upright rowers in the United States with its net sales of upright rowers, calculated on a pro forma basis as if the HealthRider Acquisition had occurred on December 31, 1994, representing over 76% of all U.S. upright rower sales in calendar 1995. The Company estimates that its U.S. net sales, calculated on the same pro forma basis represented approximately 39% of total wholesale domestic home fitness equipment sales in calendar 1995. The Company believes that the HealthRider Acquisition will strengthen its position as a leading manufacturer and marketer of fitness equipment in the United States. The Company's plan for integrating HealthRider into its business includes (i) marketing a broad line of products such as treadmills, stair steppers and cross-country skiing machines under the HealthRider brand name through HealthRider's established distribution channels; (ii) altering direct response advertising with respect to HealthRider products with the goal of enhancing the Company's return on its advertising investment; and (iii) realizing synergies from the HealthRider Acquisition by integrating the Company's and HealthRider's operations. The Company is exploring the possibility of disposing of its interests in the HealthRider headquarters building which may include a possible sale of such interest to directors, officers or other affiliates of the Company and may include a continuing lease of such building by the Company. The Company expects to increase its net sales as a result of the HealthRider Acquisition, but by substantially less than 100% of HealthRider's net sales. The Company will recognize a significant, non-recurring, non-cash increase in the cost of goods sold in the second and third quarters of 1997 related to the fact that the Company's purchase accounting for the HealthRider Acquisition will include writing-up the book value of the acquired HealthRider inventory to fair market value less estimated sales costs, which will result in higher cost of goods sold and lower gross profit until the acquired inventory has been sold.

     The Company funded the HealthRider Acquisition through additional borrowings under its Credit Agreement with General Electric Capital Corporation ("GE Capital"), various other lenders and GE Capital, as Agent, as amended (the "Credit Agreement"). See Item 7. "Management's Discussion Analysis of Financial Condition and Results of Operations."

     MARKETING AND DISTRIBUTION

     The Company markets its products under multiple brands through multiple distribution channels, including specialty dealers, sporting goods chains, department stores, warehouse clubs, discount merchants, catalogue showrooms and direct response marketing. The Company believes the marketing of its products through multiple distribution channels provides it with several competitive advantages, including: (i) greater growth opportunities by participating in all distribution channels; (ii) the ability to maximize revenue throughout a product's life cycle by repositioning the product from higher to lower brand niches as the product matures and (iii) the ability to appeal to each market segment through the marketing of specific brands designed to meet different needs.

     To enhance its distribution strategy, the Company targets its brands to specific distribution channels. By marketing specific brands tailored to appeal to different demographic groups, the Company is able to market products with varying designs, features and price ranges and target these products to a wide variety of consumers with different fitness needs and disposable incomes. The Company believes its brand positioning strategy enables it to: (i) achieve greater appeal to each market segment; (ii) promote price stability across its product lines as brand segmentation minimizes conflicts between different distribution channels; and (iii) provide high-quality products with the price ranges and features desired by different demographic groups. The Company's various brands are supported by distinct marketing and product strategies and, in some cases, separate sales forces. The Company's primary sales and marketing group is based in Logan, Utah. For certain of its products, the Company augments the efforts of this group with smaller sales forces based in Colorado, Texas, U.K., France and Italy.

     INTERNATIONAL MARKETS

     The North American fitness equipment market is significantly more developed than other markets around the world, and the Company believes growth opportunities exist in selected international markets. The Company began, in the first quarter of 1996, to directly market its products in the key European markets of the U.K., France, Italy and the Benelux countries and is attempting to increase its market penetration in these and other foreign markets. Net sales from international markets in the four quarters of 1996 were $6.0 million, $9.3 million, $7.8 million and $10.2 million, respectively. The Company's penetration of these markets is lower and its operating costs are higher than in the U.S., and the Company's European operations are not currently profitable. There can be no assurance that the Company will be successful in selling its products in non-U.S. markets. In connection with the Recapitalization, the Company granted certain exclusive and non-exclusive rights to distribute its products in certain other international markets to Weider Sports. The Company is negotiating to purchase certain assets of Weider Sports. If the Weider Sports acquisition is completed, the Company will reacquire distribution rights granted to Weider Sports in connection with the Recapitalization, subject to certain rights granted by Weider Sports to third parties. See Item 3. "Legal Proceedings--WHF Litigation," "--Proposed Settlement of WHF Litigation," Item 1."Business-- Investment Factors--Expansion Strategy; Acquisitions" and Item 13. "Certain Relationships and Related Transactions."

PRODUCTS

     The Company manufactures and distributes a broad line of aerobic and anaerobic fitness equipment. The Company also markets recreational sports products, sports medicine products and fitness accessories. The Company offers a range of technological features from manual equipment to sophisticated programmable electronic products at a variety of price ranges. The Company's strategy of offering a broad range of products enables it to: (i) offer categories of fitness products that appeal to different demographic groups; (ii) respond quickly to changes in consumer preferences and fitness trends; (iii) reduce its dependance on any single product category; and (iv) participate in growth opportunities across a wide variety of product categories.

     Aerobic Products

     The Company offers aerobic products, which are designed to promote cardiovascular fitness, under the Image, ProForm, Weslo and Lifestyler brand names.

     Cardio Family of Upright Rowers. The Company introduced its Cardio family of upright rowers under the Weslo brand in October 1994. The Cardio family of upright rowers exercises both the arms and legs while providing both an aerobic and anaerobic workout through variable resistance. Models retail at price points ranging from $169-$299.

     Motorized Treadmills. The Company is the leading domestic producer of motorized treadmills. Motorized treadmills allow users to run at speeds of up to 10 mph. The features offered by the Company's motorized treadmills include programmable speed and incline, electronic feedback on speed, elapsed time, distance traveled and calories burned, and cross-training upper body exercise functions. The Company recently introduced its line of Space Saver treadmills which fold vertically for easy storage. The retail price points of the motorized treadmills range from $199 to $2,000.

     Manual Treadmills. The Company's manual treadmills allow the user to walk or run slowly in place, and certain of the Company's manual treadmill models include electronic feedback on speed, elapsed time and distance traveled. The retail price points of the Company's manual treadmills range from $149 to $299.

     Exercise Bikes. The Company offers exercise bikes featuring adjustable air resistance or flywheel resistance, electronic monitors which display elapsed time, speed, distance and calories burned, and dual or triple action design which allows the user to exercise upper body, lower body or both simultaneously. Some units add motivational electronics and programmable resistance which allow users to design their own workouts. Some higher end units also contain an electromagnetic drive mechanism which creates less noise, offers smoother action and requires less maintenance than traditional motorized drives. Retail price points of the Company's exercise bikes range from $79 to $799.

     Stair Steppers. Various stair stepper machines sold by the Company offer adjustable resistance, self-leveling pedals, motivational fitness monitors, accessory stations to hold water bottles, books and towels, magnetic resistance and total body conditioning, which combines upper and lower body workouts. Other features offered by the Company's stair steppers include the Speed Link adjustable resistance system, multi-window electronic monitors and programmable electronics. Retail price points for the Company's stair steppers range from $99 to $499.

     Cross-Country Skiing Machines. The Company's cross-country skiing machines feature motivational fitness monitors, Stowaway design, the Company's patented INSYNC Dual Action System, adjustable incline and adjustable resistance. Retail price points for the Company's cross-country skiing machines range from $99 to $199.

     Anaerobic Products

     Under the Image, ProForm, Weslo and Weider brand names, the Company offers anaerobic products, which are designed to develop muscle tone and strength.

     Home Gyms. The Company's home gyms range from traditional cast iron or vinyl plate weight stack units to programmable electronic units that use "smart cards" to store a user's personalized fitness regimen in electronic memory. New technology and innovation within this category include home gyms which integrate aerobic functions such as stair steppers for crosstraining and electronic adjustability allowing simple adjustment in one pound increments with digital feedback. Selected units are designed to allow multiple users to use the equipment simultaneously, allowing circuit training. The Company's home gyms range in retail price from $99 to $1,499.

     Weight Benches. The Company offers a range of weight benches to specialty fitness dealers through the Image brand and markets a complete line of weights and benches under the Weider and ProForm brand names. Retail price points of these products range from $79 to $299.

     Abdominal Machines. The Company introduced its first abdominal machine in April 1996. This product is designed for isolation of the abdominal muscle groups. Retail prices of the Company's abdominal products range from $49 to $99.

Other Products

     Recreational Sports Products. JumpKing, Inc., a subsidiary of the Company, manufactures and markets a trampoline line that includes both mini-trampolines for indoor home exercise use and full-sized trampolines for outdoor home recreational use. The mini-trampoline retails at approximately $25; full-sized trampolines have retail price points ranging from $239 to $399.

     Sports Medicine Products. The Company markets a line of sports medicine products under the WeiderCare brand name, including support wraps, neoprene supports, back support belts and hot and cold packs. These products are sold through channels of distribution that are not able to carry large exercise units due to floor space limitations, such as drugstore chains, supermarkets and pro shops. These products are also sold to corporate and industrial users.

     Exercise Accessories. The Company offers a limited line of back support belts and workout gloves and has introduced a line of exercise accessories, including ankle and hand weights, grip devices and aerobic exercise step decks.

PRODUCT INNOVATION AND DEVELOPMENT

     Product and design innovation has contributed significantly to the Company's growth. On an ongoing basis, the Company evaluates new product concepts and seeks to respond to the desires and needs of consumers by frequently introducing new products and repositioning existing products. The Company has 110 full-time employees in the research and development area, holds 83 patents and has 50 patent applications pending. The Company had research and development expenses of $2.9 million, $5.2 million and $6.8 million in fiscal 1994, 1995, and 1996, respectively, and has budgeted $7.8 million for research and development in fiscal 1997.

     The Company conducts most of its research and development in 40,000 square feet of space in Logan, Utah. This facility includes plastic, mechanical and electrical engineering capabilities that are used in creating proprietary designs and features. The Company also augments its internal research and development effort by selectively evaluating new products with certain of its key customers, who then provide feedback on acceptance by potential end-users. This effort has the added benefit of enhancing the Company's relationships with key customers.

     This focus on new products and innovation enables the Company to begin selling early in a product's lifecycle and, as sales moderate, to extend product life cycles by introducing new features and repositioning products within the Company's line of brands (i.e., selling a product, with modifications, at a different price point). In fiscal 1994, 1995 and 1996, approximately 40%, 42% and 52%, respectively, of the Company's sales were from products that were new, enhanced or repositioned. Recent examples of the Company's product developments are the introduction of the Space Saver treadmill, which folds vertically for easy storage, the development of the Cardio family of upright rowers, which significantly improved on upright rower designs first marketed by others, and the introduction of the Company's abdominal machines, which improved upon existing products manufactured by others by adding a fold for storage feature. The Company believes that its ability to take a product from concept to delivery quickly gives the Company significant advantages over its competitors.

     The Company's research and development teams have helped develop many of the innovative features that have encouraged consumers to purchase and use home fitness equipment. Results of the Company's product development program include:
(i) various electronics systems, which provide motivational feedback and personalized fitness routines; (ii) upright rowers with hydraulic shocks; (iii) treadmills which fold for easy storage; and (iv) treadmills with upper body resistance. In addition, the Company was the first to market successfully cross-training home gyms equipped with aerobic stepping functions.

CUSTOMERS

     The Company's two largest customers for the past several years have been Sears and Sam's. In 1996, these customers accounted for approximately 34% and 8%, respectively, of the Company's total net sales. In fiscal 1995 and 1996, Sam's accounted for approximately 94% and 70%, respectively, of net sales at the Company's JumpKing's subsidiary. Although sales to Sears still account for a substantial portion of the Company's sales, the percentage of sales has decreased substantially in the past several years from approximately 68% in fiscal 1989. Nevertheless, the dollar amount of the Company's net sales to Sears has increased during this time period.

     The Company has more than 2,500 customers, excluding sales to individual consumers through direct response channels of distribution. Consistent with industry practice, the Company generally does not have long-term purchase agreements or other commitments from its customers as to levels of future sales. The level of the Company's sales to its large customers depends in large part on their continuing commitment to home fitness products and the success of their efforts to market and promote the Company's products as well as the Company's competitiveness in terms of price, quality, product innovation, customer service and other factors. The Company is not the exclusive supplier of home fitness equipment to any of its major customers. The Company is not the exclusive supplier of fitness equipment to any of its major customers. In connection with the HealthRider Acquisition, the Company intends to offer products directly to consumers through the acquired kiosks, stores and direct response networks. The Company's direct sales to consumers, particularly through kiosks and stores in malls where the Company's existing customers have retail sales outlets, could adversely affect the Company's sales and its relationship with existing customers. The loss of, or a substantial decrease in the amount of purchases by, or a write-off of any significant receivables due from, any of the Company's major customers would have a material adverse effect on the Company's business.

COMPETITION

     The fitness equipment market is highly competitive. It is characterized by frequent introduction of new products, often accompanied by major advertising and promotional campaigns. The Company believes that the principal competitive factors affecting its business include price, quality, brand name recognition, product innovation, marketing resources and customer service.

     The Company competes in the U.S. with recreational and exercise activities offered by health clubs, as well as a number of domestic manufacturers, domestic direct importers, foreign companies exporting products to the U.S. and, in its direct sales efforts, with major retailers and distributors. Competitors in these areas include Precor Inc., CML Group Inc. (under the NordicTrack brand), LifeFitness Inc. and DP and Roadmaster, which are commonly owned. The Company also believes that Reebok International Ltd will begin marketing home fitness equipment in the U.S. In Europe, the Company competes principally with Tunturi, Inc., and Kettler Int'l Inc., a number of Asian importers and some of its domestic competitors. The Company's products also indirectly compete with outdoor fitness, sporting goods and other recreational products. Competitors in these product areas include Huffy Corporation, Canstar Sports Inc. (a subsidiary of Nike Inc.), and Rollerblade, Inc. Certain competitors are better capitalized than the Company and may have greater financial and other resources than those available to the Company. In addition, there are no significant technological, manufacturing or marketing barriers to entry into the fitness equipment or the exercise accessory markets, although many companies in the industry, including the Company, have sought and received numerous patents in an effort to protect their competitive position.

MANUFACTURING AND PURCHASING

     In fiscal 1996, the Company manufactured or assembled over 80% of its products at its facilities in Utah, Texas and Colorado. The balance of the Company's products were manufactured and assembled by third parties, principally in the Far East and by CanCo, a Canadian affiliate of certain shareholders which provides the Company with mostly anaerobic products. See "WHF Litigation," "Proposed Settlement of WHF Litigation," and "Certain Relationships and Related Transactions - Purchase Option." The Company has longstanding supply relationships with a number of offshore vendors, many of which have exclusive relationships in the fitness industry with the Company. The combination of internal manufacturing and assembly capacity and the Company's access to third-party vendors has helped the Company meet customer demand on a competitive basis. In addition, the third party vendors provides greater flexibility in manufacturing capacity to satisfy seasonal demands. The Company is negotiating to purchase certain assets of CanCo for an amount which is expected to equal approximately one half of the historical net book value of its inventory, fixed assets and equipment at the date of acquisition. See Item 3. "Legal Proceedings" and Item 13. "Certain Relationships and Related Transactions" and Note 13 of the Notes to the Consolidated Financial Statements.

     As of May 31, 1996 the Company had open orders of approximately $40.6 million compared to approximately $57.0 million as of May 31, 1995. The Company expects to ship substantially all of such orders during the first quarter of 1997.

     The Company follows a dual sourcing strategy on many of its components to minimize the impact of sourcing disruptions. For example, the Company obtains steel tubing from two to three vendors. When practical, the Company chooses vendors that will supply the Company exclusively in the home fitness category. The Company's two primary sources of electronic components, for example, do not supply any other home fitness equipment companies. To further control manufacturing and delivery problems associated with sourcing delays, the Company asks its electronics vendors to maintain specified inventory levels for some long lead-time components, although sourcing delays have been occasionally experienced in the past with new product introductions. In addition, the Company has identified alternative sources for many key raw materials and components. Despite these precautions, however, the Company's ability to deliver its products on time is susceptible to disruptions in its supply of raw materials and components, in part because it may take as long as approximately three months to retool alternative component manufacturers to produce required components. Since the Company purchases certain components and finished products from foreign suppliers located in Canada, China, Taiwan and various other countries, the Company is subject to the general risks of doing business abroad, particularly with respect to its purchases from China, including delays in shipment, work stoppages, adverse fluctuations in currency exchange rates, increases in import duties and tariffs, changes in foreign regulations, changes in most-favored-nation status and political instability. In particular, the imposition of trade sanctions on China could have a material adverse effect on the Company.

     Sales to the Company's customers are highly price sensitive. The Company sets many product prices on an annual basis but purchases raw materials and components under purchase orders providing components for periods less than one year. Accordingly, the Company sets prices for many products before it has complete knowledge of the costs of raw materials and components and sometimes before product development is complete and production costs have been firmly established. After it has established prices, the Company may be unable to pass cost increases along to its customers or to compete as effectively if it seeks to pass such costs along.

     The Company utilizes more than 1,500,000 square feet for manufacturing, including a 300,000 square foot facility in Logan where the majority of the Company's treadmills are manufactured or assembled. In the past, the Logan facility has also manufactured stair steppers, exercise bikes and home gyms. The Company constructed its Logan plant in 1990 and equipped the facility with modern manufacturing and assembly features, including fully integrated metal fabrication, powder coat painting, robotic welding and injection molding equipment. The facility, like the Company's other manufacturing facilities, was designed to permit flexible and efficient changes in the products being manufactured to match customer demand. The Company is currently expanding its manufacturing facility in Logan, Utah by approximately 40,000 square feet. In 1991, the Company began operating its Smithfield, Utah plant, which is smaller than but very similar to the Logan facility. In 1994, the Company began operating its Clearfield, Utah manufacturing facility. In addition to its facilities in Utah, the Company has manufacturing facilities in Texas and Colorado.

     The Company applies a management system to control and monitor freight, labor, overhead and material cost components of its finished goods. The Company emphasizes product quality by monitoring operations according to uniform quality control standards. In fiscal 1994, the Company received ISO 9001 certification for its Logan facility. ISO is a nonprofit association that monitors industrial companies' manufacturing processes, quality assurance controls, personnel management and customer service in order to improve plant efficiency, product quality, customer satisfaction and company profitability.

EMPLOYEES

     The Company currently employs approximately 4,300 people, none of whom are represented by labor unions. Factory employees are compensated through hourly wages and a targeted incentive system. Managerial employees receive bonuses tied to the achievement of performance targets. Approximately 110 employees are engaged in research and development, 130 in sales and marketing, 3,100 in manufacturing, 30 in purchasing and 930 in other areas.

ENVIRONMENTAL MATTERS

     The Company's operations are subject to federal, state and local environmental and health and safety laws and regulations that impose workplace standards and limitations on the discharge of pollutants into the environment and establish standards for the handling, generation, emission, release, discharge, treatment, storage and disposal of certain materials, substances and wastes. The nature of the Company's manufacturing and assembly operations exposes it to the risk of claims with respect to environmental matters, and although compliance with local, state and federal requirements relating to the protection of the environment has not had and is not expected to have a material adverse effect on the Company's financial condition or results of operations, there can be no assurance that material costs or liabilities will not be incurred in connection with such environmental matters. Future events, such as changes in existing laws and regulations or enforcement policies or the discovery of contamination on sites owned or operated by the Company, may give rise to additional compliance costs or operational interruptions which could have a material adverse effect on the Company's financial condition.

SEASONALITY

     Historically, the Company has sold the majority of its products to its customers in its second and third fiscal quarters (i.e., from September through February). Increased sales and distribution typically have occurred in the Christmas retail season and the beginning of a new calendar year because of increased promotions by customers, increased consumer purchases and seasonal changes that prompt people to exercise inside. The Company has in the past, from time to time, incurred net losses in the first and fourth quarters of its fiscal year. If actual sales for a quarter do not meet or exceed projected sales for that quarter, expenditures and inventory levels could be disproportionately high for such quarter and the Company's cash flow and earnings for that quarter and future quarters could be adversely affected. The timing of large orders from customers and the mix of products sold may also contribute to quarterly or other periodic fluctuations. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Seasonality."

INVESTMENT FACTORS

     Prospective investors should carefully consider the following factors, together with the other information contained in this Annual Report, in evaluating an investment in the securities of ICON or IHF Holdings. Certain of the information contained in this report on Form 10-K, including information under Item 7. "Managements' Discussion and Analysis of Financial Condition and Results of Operations" and information contained elsewhere with respect to the Company's plans and strategy for its business are forward looking statements. The following "Investment Factors" discuss some of the factors that could cause actual results to differ materially from the forward looking statements.

Reliance on Major Customers; Exposure to the Retail Industry

     The Company's two largest customers together accounted for approximately 47%, 43% and 42% of the Company's revenues in 1994, 1995 and 1996, respectively. The Company's largest customer, Sears Roebuck ("Sears"), accounted for approximately 34%, 31% and 34% of the Company's revenues in 1994, 1995 and 1996, respectively. The Company's second largest customer, Sam's Warehouse Stores ("Sam's") accounted for approximately 13%, 12% and 8% of the Company's revenues in 1994, 1995 and 1996, respectively. Accounts receivable for the Company's two largest customers accounted for approximately 27% and 37% of total gross accounts receivable at May 31, 1995 and May 31, 1996, respectively. At May 31, 1996, Sears and Sam's accounted for approximately 32% and 5%, respectively of the Company's gross accounts receivable. A third customer, Service Merchandise Company, Inc., accounted for approximately 11% of total gross accounts receivable at May 31, 1996 and 7% of the Company's net sales for the year then ended. The level of the Company's sales to these customers depends in large part on its relationship with these customers and on consumers' continuing commitment to home fitness equipment products and on the success of customers' efforts to market and promote the Company's products, as well as the Company's competitiveness in terms of price, quality, product innovation, customer service and other factors. Consistent with industry practice, the Company does not have long term sales agreements or other commitments as to levels of future sales. In addition, the Company is not the exclusive supplier of fitness equipment to any of its major customers. In connection with the HealthRider Acquisition, the Company intends to offer its products directly to consumers through the acquired HealthRider kiosk, store and direct response networks. The Company's direct sales to consumers, particularly through kiosks and stores in malls where the Company's existing customers have retail sales outlets, could adversely affect the Company's sales an its relationship with existing customers.

     In 1995 and 1996 approximately 91% and 97%, respectively, of the Company's sales were to retailers. Several significant retailers maintain substantial account balances payable to the Company. Retail businesses may be adversely affected by unfavorable local, regional or national economic developments which result in reduced consumer spending. There can be no assurance that an economic downturn would not have a material adverse effect on the Company's customers which could reduce the Company's sales volumes and gross margins or result in defaults in accounts receivable from such customers. The loss of, or a substantial decrease in the amount of purchases by, or a write-off of any significant receivables due from, any of the Company's major customers or a number of the Company's other customers would have a material adverse effect on the Company's business. See Item 1. "Business--Customers."

Product Life Cycles; Dependence on Product Innovation; Dependence on Particular Products and Consumer Interest in Fitness

     Product life cycles can be short in the fitness industry and innovation is an important component of competition. The Company's sales and gross margins are dependent upon its success in innovating, developing and marketing new products. Products tend to generate higher gross margins earlier in the product life cycle (after an initial start-up period), when there are fewer companies offering similar products, and tend to generate lower gross margins over time as competition increases and consumer interest diminishes. Accordingly, the Company strives to be among the first producers of attractive new product categories (such as upright rowers) and to add new features to existing products (such as the Space Saver feature recently added to its treadmill line), which may increase gross margins by reinvigorating demand and differentiating the Company's products from similar products offered by its competitors. Life cycles may vary significantly in duration from product to product.

     While the Company emphasizes new product innovation and product repositioning, there can be no assurance that the Company will continue to develop competitive products in a timely manner or that the Company will be able to respond adequately to market trends. In addition, there can be no assurance that new or repositioned products will gain market acceptance, that interest in the Company's products will be sustained, that significant start-up costs with respect to new products will be recouped or that the fitness market will not become saturated. Moreover, although management believes that fitness and health activities have become important for consumers, there can be no assurance that interest in any particular fitness activity or fitness activities in general will be sustained. See Item 1. "Business--Product Innovation and Development."

     In any given year, the Company's sales may be largely attributable to one or two product categories. For example, the Company was one of the first manufacturers to introduce motorized treadmills for home use and believes that it is currently the market leader in sales of such treadmills, with net sales in 1994, 1995 and 1996 of $252.6 million, $235.4 million and $289.9 million, respectively, representing approximately 63%, 44% and 39%, respectively, of the Company's net sales in such periods. The Cardio family of upright rowers was introduced in the second quarter of fiscal 1994 and produced net sales in 1995 and 1996 of $138.1 million and $259.1 million, respectively, representing 26% and 35% of the Company's net sales in such years. Had the HealthRider Acquisition occurred on June 1, 1994, the Company would have had net sales of upright rowers in 1995 and 1996 on a pro forma basis of $300.5 million and $491.8 million, respectively, representing 44% and 49% of the Company's pro forma net sales in such periods. The Company's upright rower sales declined to $30.3 million during the fourth quarter of 1996, compared to $67.7 million during the fourth quarter of 1995. In addition, HealthRider's upright rower sales have declined substantially in calendar 1996. The decline in sales of upright rowers by the Company and HealthRider may indicate a weakening of market demand for upright rowers. The Company would be adversely affected if it experienced a significant decline in the popularity of certain significant products such as its motorized treadmills or a continued decline in sales of its upright rowers and one or more similarly popular products were not developed and introduced by the Company in a timely manner. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Overview" and Item 1. "Business--Products."

Risks Associated with Substantial Amounts of Indebtedness

     The Company incurred substantial indebtedness in connection with the Recapitalization and may incur additional indebtedness in the future. If IHF Capital completes its initial public offering as presently contemplated, it will use part of the net proceeds to repay its indebtedness. There can, however, be no assurance that IHF Capital will complete the contemplated offering. If the Company consummates additional acquisitions, it is likely to incur additional indebtedness. The Company's existing indebtedness contains financial and restrictive covenants, and the Company would be in default thereunder if it failed to comply with such covenants. If not cured or waived, such a default could have a material adverse effect on the Company. The degree to which the Company is leveraged could have important consequences, including the following:
(i) the Company's ability to obtain additional financing for working capital or other purposes in the future may be limited; (ii) a substantial portion of the Company's cash flow from operations will be dedicated to the payment of the principal of and interest on its indebtedness, thereby reducing funds available for operations; and (iii) the Company may be more vulnerable to economic downturns and be limited in its ability to withstand competitive pressures. In addition, because certain of the Company's borrowings are and will continue to be at variable rates of interest, the Company will be vulnerable to increases in interest rates. The Company's ability to make scheduled payments of the principal of or interest on, or to refinance, its indebtedness will depend on its future operating performance and cash flow, which are subject to prevailing economic conditions, prevailing interest rate levels and financial, competitive, business and other factors, many of which are beyond its control.


     The Credit Agreement, and other debt instruments, including the Indentures with respect to ICON's Senior Subordinated Notes and IHF Holdings' Discount Notes, contain significant financial and operating covenants, including, among other things, restrictions on the ability of ICON to incur additional indebtedness, to create or permit liens, to make certain payments and investments, to sell or otherwise dispose of assets, to merge or consolidate with another entity or to take certain other corporate actions. The Credit Agreement also requires ICON to meet certain financial ratios and tests, prohibits it from amending certain provisions of the Indentures and provides that the occurrence of a Change of Control (as defined in the Senior Subordinated Notes Indenture), among other things, constitutes an event of default under the Credit Agreement requiring immediate payment of all indebtedness outstanding under the Credit Agreement and the discontinuance of the extension of credit thereunder. Although ICON is in compliance with or has obtained waivers of compliance with respect to the terms of these debt instruments and does not believe that its current operating plans will be restricted by them, changes in economic or business conditions, results of operations or other factors may in the future result in circumstances in which such covenants restrict its plans or business operation.

Competition

     The fitness equipment market is highly competitive. It is characterized by frequent introduction of new products, often accompanied by major advertising and promotional campaigns. The Company believes that the principal competitive factors affecting its business include price, quality, brand name recognition, product innovation, marketing resources and customer service.

     The Company competes in the U.S. with recreational and exercise activities offered by health clubs as well as with a number of domestic manufacturers, domestic direct importers and foreign companies exporting fitness products to the U.S. and, in its direct sales efforts, with major retailers or distributors. Competitors in these areas include Precor Inc., CML Group Inc. (under the NordicTrack(R) brand), LifeFitness, Inc. and Diversified Products Corporation ("DP") and Roadmaster Industries Inc. ("Roadmaster"), which are commonly owned. The Company also believes that Reebok International Ltd, will begin marketing home fitness equipment in the U.S. In Europe, the Company competes principally with Tunturi, Inc. and Kettler Int'l Inc., a number of Asian importers and some of its domestic competitors. The Company's products also indirectly compete with outdoor fitness, sporting goods and other recreational products. Competitors in these product areas include Huffy Corporation, Canstar Sports Inc. (a subsidiary of Nike Inc.) and Rollerblade, Inc. Certain competitors are better capitalized than the Company and may have greater financial and other resources than those available to the Company. In addition, there are no significant technological, manufacturing or marketing barriers to entry into the fitness equipment or exercise accessory markets, although many companies in the industry, including the Company, have sought and received numerous patents in an effort to protect their competitive position. See Item 1. "Business--Competition."

Expansion Strategy; Acquisitions

     An important part of the Company's strategy is to increase its sales by, among other things: (i) developing innovative, high-quality products; (ii) utilizing multiple distribution channels; (iii) positioning its brands to address specific distribution channels; (iv) providing broad product offerings;
(v) maintaining low-cost flexible manufacturing; and (vi) pursuing growth opportunities in domestic and international markets, including through acquisitions. Each of these efforts requires significant investment and entails a risk of poor consumer response. Product innovation, though necessary because of product life cycles, requires a significant dedication of resources. There can be no assurance that new products will be positively received by consumers.

     In August 1996, the Company acquired substantially all the assets and assumed (or refinanced) substantially all the liabilities of HealthRider. HealthRider has experienced a substantial, continuing and accelerating deterioration of its business since the beginning of calendar 1996. HealthRider increased its selling expense for infomercials to $14.5 million (net of a write-off of video production costs of $1.6 million) in the first quarter of 1996 compared to $8.5 million in the first quarter of 1995 and committed to purchase substantially increased volumes of inventory in anticipation of sales increases. Despite these expenditures, HealthRider's total sales increased only modestly to $75.0 million in the first quarter of 1996 from $57.9 million in the first quarter of 1995, while its total infomercial sales decreased by $8.6 million in the same period. These events compounded working capital difficulties that HealthRider was already experiencing, causing HealthRider to reduce selling expense for infomercials to $5.7 million in the second quarter of 1996 from $10.8 million in the second quarter of 1995, which contributed to substantial declines in HealthRider's sales. HealthRider reported net sales in the second quarter of 1996 of $38.2 million compared to $59.1 in the second quarter of 1995. HealthRider also reported an operating loss for the first half of 1996 of $4.6 million compared to operating income for the first half of 1995 of $16.5 million. HealthRider's inventory at June 30, 1996 was $23.1 million compared to $5.5 million at June 30, 1995. Inventory in the health and fitness industry is usually at its lowest point in the spring and early summer. The Company believes that the decline in HealthRider's sales is due in part to (i) a general weakening of market demand for upright rowers and (ii) the partial saturation of the audience that can be reached through infomercials.

     The Company believes that the HealthRider Acquisition constitutes an attractive opportunity, given the purchase price. However, there can be no assurance in this regard. See Item 7. "Management Discussion and Analysis of Financial Condition and Results of Operations--HealthRider".

     In the past, affiliates of WHF and Weider Europe, B.V. ("Weider Europe"), who are affiliates of the Company, have marketed certain of the Company's products outside the U.S. The Company began directly marketing its products in Europe in the first quarter of 1996 in the key European markets of the U.K., France, Italy and the Benelux countries and is attempting to increase its market penetration there and in other foreign markets. Weider Sports currently distributes the Company's products in certain other countries. The Company is negotiating to purchase certain assets of Weider Sports. If the Weider Sports acquisition is completed, the Company will reacquire distribution rights granted to Weider Sports in connection with the Recapitalization, subject to certain rights granted by Weider Sports to third parties. See "Certain Relationships and Related Transactions" and "Business--Legal Proceedings--WHF Litigation" and "--Proposed Settlement of WHF Litigation." The Company does not have significant experience in conducting business in European and other foreign markets, and fitness products have not yet been widely accepted in these markets. The Company's European operations are not currently profitable. There can be no assurance that the Company will be successful in selling its products outside of the U.S. Furthermore, increased targeting of international markets exposes the Company to the general risks of doing business abroad, including barriers to trade such as quotas, taxes, duties and other trade restrictions, currency fluctuations and changes in U.S. and foreign regulations applicable to the export of the Company's products. The Company does not currently hedge against foreign currencies other than the Canadian dollar.

     The Company is also negotiating to purchase certain assets of CanCo. See
Item 3. "Legal Proceedings--Proposed Settlement of WHF Litigation."The Company believes there may be other acquisition opportunities which could complement its existing business, although the Company has no other acquisition agreements and is not engaged in any discussions regarding other acquisitions, except for the expected Weider Sports and CanCo acquisitions. Any such acquisitions, including the expected Weider Sports and CanCo acquisitions and the HealthRider Acquisition will require integration of such businesses with the Company's current operations. The HealthRider Acquisition, will involve additional borrowings under the Credit Agreement, and any future acquisitions, including the expected Weider Sports and CanCo acquisitions, may involve additional borrowings. There can be no assurance that HealthRider or any other business that the Company may acquire in the future, including Weider Sports and CanCo, will be effectively and profitably integrated with the Company. Expansion or acquisition costs could adversely affect the Company's liquidity and financial stability. See Item 1. "Business--Business Strategy," "--HealthRider Acquisition," Item 3. "Legal Proceedings" and Item 13. "Certain Relationships and Related Transactions."

Price Sensitivity

     The Company's customers, especially mass merchandisers, are highly price sensitive. The Company sets many product prices on an annual basis but purchases raw materials and components under purchase orders for periods of less than one year. Accordingly, the Company sets prices for many products before it has complete knowledge of the costs of raw materials and components and sometimes before product development is complete and production costs have been firmly established. After it has established prices, the Company may be unable to pass cost increases along to its customers, or to compete effectively if it seeks to pass such costs along, which could have a material adverse effect on the Company.

Reliance on Certain Suppliers

     Since the Company purchases certain components and finished products from foreign suppliers located in Canada, China, Taiwan and various other countries, the Company is subject to the general risks of doing business abroad, particularly with respect to its purchases from China, including delays in shipment, work stoppages, adverse fluctuations in currency exchange rates, increases in import duties and tariffs, changes in foreign regulations, changes in most-favored-nation status and political instability. In addition, although the Company seeks to maintain dual sources for the materials and components required for its products, the Company relies on single sources for certain of its component parts and finished products, including treadmills and upright rowers. To further control manufacturing and delivery problems associated with sourcing delays, the Company asks its electronics vendors to maintain specified inventory levels for some long lead-time components. Sourcing delays have been occasionally experienced in the past with new product introductions. In addition, the Company has identified alternative sources for many key raw materials and components. Despite these precautions, however, the Company's ability to deliver its products on time is susceptible to disruptions in its supply of raw materials and components, in part because of the time needed to retool alternative component manufacturers to produce required components. In particular, the imposition of trade sanctions on China could have a material adverse effect on the Company. The occurrence of any of the risks relating to its foreign suppliers or the loss of certain of these suppliers could adversely affect the Company's business until alternative supply arrangements could be secured, particularly if such loss occurred during the Company's key production periods. There can be no assurance that the Company would be able to obtain products and supplies on satisfactory terms should any of these risks materialize. See Item 1. "Business--Manufacturing and Purchasing."

Seasonality; Fluctuation in Quarterly Results

     Historically, the Company has sold the majority of its products to its customers in its second and third fiscal quarters (i.e., from September through February). Increased sales typically have occurred in the Christmas retail season and the beginning of a new calendar year because of increased promotions by customers, increased consumer purchases and seasonal changes that prompt people to exercise inside. The Company has in the past, from time to time, incurred net losses in the first and fourth quarters of its fiscal year. If actual sales for a quarter do not meet or exceed projected sales for that quarter, expenditures and inventory levels could be disproportionately high for such quarter and the Company's cash flow and earnings for that quarter and future quarters could be adversely affected. The timing of large orders from customers and the mix of products sold may also contribute to quarterly or other periodic fluctuations. See Item 3. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Dependence on Key Management

     The Company's success depends to a considerable extent on the performance of its senior management team. The loss of services of either Scott Watterson, the Company's Chief Executive Officer, or Gary Stevenson, the Company's Chief Operating Officer, as well as the loss of other members of the Company's management team, could have a material adverse effect on the Company. Although the Company entered into employment agreements with Messrs. Watterson and Stevenson which extend through November 1999, they are able to terminate their employment for cause at any time or without cause upon six months' notice. However, the employment agreements contain a non-competition clause which runs for at least two years (which the Company can extend to four years at its option for an additional severance payment equal to the employee's base salary plus bonus pro rated for the period of the extension) from the date of the executive's termination. In addition to the provisions of their employment agreements, Messrs. Watterson and Stevenson have entered into separate non-competition agreements with the Company that run through November 1998. See Item
10. "Directors and Executive Officers of the Registrant" and Item 13. "Certain Relationships and Related Transactions."

Control by Existing Stockholders

     The Company is controlled by affiliates of Bain Capital and the Company's executive officers and directors. Such stockholders are likely to be able to continue to exert a controlling influence over the Company even if the proposed IHF Capital initial public offering is consummated. All current stockholders and warrantholders have entered into a stockholders agreement (the "Stockholders Agreement") which includes an agreement with respect to how they will vote on certain matters, including the election of directors, which effectively results in Bain Capital and its affiliates having the ability to control or significantly influence the election of the Company's directors and the outcome of corporate actions requiring stockholder approval even though they will hold less than a majority of the Company's Common Stock. The voting provisions of the Stockholders Agreement will expire on November 14, 2004. This concentration of ownership and voting power may have the effect of delaying or preventing a change in control of the Company. See Item 12. "Security Ownership of Certain Beneficial Owners and Management."

Product Liability

     Due to the nature of the Company's products, the Company is subject to product liability claims involving personal injuries allegedly related to the Company's products. As of May 31, 1996, the Company had $1.5 million in reserves for product liability related losses. The Company currently carries an occurrence-based product liability insurance policy. The current policy provides coverage for the period from September 1, 1995 to September 30, 1996 of up to $25 million per occurrence, and $25 million in the aggregate annually. The policy has a deductible on each claim of $250,000 for claims related to trampolines and $100,000 for claims related to all other products. Previously, the Company maintained similar occurrence-based policies with somewhat lower coverage limits and higher deductibles. HealthRider has an insurance policy which provides coverage through October 26, 1996 of $10 million per occurrence and $10 million in the aggregate annually. The Company believes that its insurance has been and continues to be adequate to cover product liability claims. Nevertheless, currently pending claims and any future claims are subject to the uncertainties related to litigation, and the ultimate outcome of any such proceedings or claims cannot be predicted. Due to uncertainty with respect to the nature and extent of manufacturers' and distributors' liability for personal injuries, there is also no assurance that the product liability insurance of the Company is or will be adequate to cover such claims. In addition, there can be no assurance that the Company's insurers will be solvent when required to make payments on claims. Furthermore, there can be no assurance that insurance will remain available or, if available, that it will not be prohibitively expensive. The loss of insurance coverage or claims exceeding that coverage could have a material adverse effect on the Company's results of operations and financial condition. In addition, the Consumer Products Safety Commission has conducted an inquiry and made claims relating to defects in certain of HealthRider's products. Although no consumer litigation has resulted from such defects to date, there can be no assurance that consumer litigation will not result. See
Item 3. "Legal Proceedings."

FTC Preliminary Investigations

     The Federal Trade Commission ("FTC") is conducting a preliminary investigation to determine whether the Company may have made excessive advertising claims with respect to its "CrossWalk" treadmill products (which constitute a substantial portion of the Company's sales), in violation of the Federal Trade Commission Act. The FTC has twice asked the Company to voluntarily provide information and documents and the Company has complied with these requests.

     The Company believes that its advertising for the CrossWalk products was appropriately substantiated, and therefore that the Company did not make excessive advertising claims. The FTC has proposed that it enter into a discussion with the Company to resolve this matter through a negotiated consent decree. If this discussion does not resolve the matter, and if the FTC concludes that the Company made excessive advertising claims and issues a complaint, it may seek relief in the form of a cease and desist order, civil monetary penalties and/or consumer redress in the form of, among other things, refunds to consumers and public notification respecting the advertisements which the FTC concludes were excessive. Management does not believe that this matter will have a material adverse effect on its results of operations or financial position, however there can be no assurance in this regard.

     The FTC is conducting a similar preliminary investigation of HealthRider to determine whether HealthRider may have made excessive advertising claims with respect to its HealthRider family of products (which constitute virtually all of HealthRider's sales), in violation of the Federal Trade Commission Act. The FTC has asked HealthRider to voluntarily provide documents and information on several occasions, and HealthRider has responded to these requests. The Company has assumed all of HealthRider's liabilities in connection with this matter. Management does not believe that this matter will have a material adverse effect on its results of operations or financial position, however there can be no assurance in this regard. See Item 3. "Legal Proceedings--FTC Preliminary Investigations."

Fraudulent Conveyance Risk Regarding HealthRider Acquisition

     In the event of a bankruptcy or similar proceeding relating to, or a lawsuit by or on behalf of unpaid creditors of, HealthRider, a court may review the HealthRider Acquisition under relevant federal and state fraudulent conveyance statutes (the "fraudulent conveyance statutes"). Generally, if a court were to find either (i) that HealthRider entered into the HealthRider Acquisition with the intent ("fraudulent intent"), which in certain circumstances may be presumed, of hindering, delaying or defrauding its current or future creditors or (ii) that, after giving effect to the HealthRider Acquisition, HealthRider both (a) received (or was deemed to have received under applicable law) less than reasonably equivalent value or fair consideration for or in connection with the transfer of assets and liabilities as part of the HealthRider Acquisition and (b) (1) was insolvent on the date such transfer was made or was rendered insolvent as a result such transfer, (2) was engaged or about to engage in a business or transaction for which its assets constituted unreasonably small capital or (3) intended to incur, or believed that it would incur, debts beyond its ability to pay as such debts matured (as all of the foregoing terms are defined in or interpreted under the fraudulent conveyance statutes) (the circumstances that meet the requirements of this clause (ii) are referred to herein as "constructive fraud"), such court could, under certain fraudulent conveyance statutes, unwind the HealthRider Acquisition or require the Company to make additional payments with respect thereto. In addition, while the Company believes that it is paying fair value for the assets acquired, HealthRider will not be prohibited from paying dividends and making other payments to its stockholders. Such dividends or payments would reduce the assets available to satisfy the claims of creditors of HealthRider and therefore enhance the risk of a bankruptcy, reorganization or similar proceeding involving, or lawsuit on behalf of creditors of, HealthRider.

Environmental Considerations

     The Company's operations are subject to federal, state and local environmental and health and safety laws and regulations that impose workplace standards and limitations on the discharge of pollutants into the environment and establish standards for the handling, generation, emission, release, discharge, treatment, storage and disposal of certain materials, substances and wastes. The nature of the Company's manufacturing and assembly operations expose it to the risk of claims with respect to environmental matters, and although compliance with local, state and federal requirements relating to the protection of the environment has not had a material adverse effect on the Company's financial condition or results of operations, there can be no assurance that material costs or liabilities will not be incurred in connection with such environmental matters. Future events, such as changes in existing laws and regulations or enforcement policies or the discovery of contamination on sites owned or operated by the Company, may give rise to additional compliance costs or operational interruptions which could have a material adverse effect on the Company's financial condition. See Item 1. "Business--Environmental Matters."

WHF Litigation

     The Company and its affiliates have a number of disagreements with Weider Health & Fitness, its former principal shareholder ("WHF"), and WHF's affiliates. Some of these disputes are the subject of litigation. While the Company and WHF are negotiating the terms of a proposed settlement of these disagreements, there can be no assurance that they will succeed in doing so. See
Item 3. "Legal Proceedings--Proposed Settlement of WHF Litigation."

ITEM 2.  PROPERTIES
- --------------------

     The location, square footage, status and primary use of the Company's principal properties are set forth below:

                               SQUARE
          LOCATION             FOOTAGE          STATUS                      PRIMARY USES
- -----------------------------  -------  -----------------------  -----------------------------------
Logan, UT....................  300,000  Owned                    Manufacturing, Offices, R&D
Logan, UT....................  150,793  Leased (Month to Month)  Offices, Manufacturing, Warehousing
Smithfield, UT...............   82,300  Leased (Expires 9/98)    Manufacturing
Clearfield, UT...............  629,000  Leased (Month to Month)  Manufacturing, Warehousing
Clearfield, UT...............  329,075  Leased (Expires 6/99)    Manufacturing, Warehousing
Clearfield, UT...............  282,600  Leased (Expires 12/03)   Warehouse
Millville, UT................   13,000  Owned                    Manufacturing, Warehousing
Garland, TX..................   95,405  Leased (Expires 9/97)    Offices, Manufacturing, Warehousing
Dallas,TX...................    40,000  Leased (Expires 9/97)    Warehousing
Weatherford, TX..............   22,000  Leased (Expires 1/98)    Offices, Manufacturing
Denver, CO...................   61,000  Leased (Expires 4/99)    Manufacturing, Warehousing
South Brunswick, NJ..........  181,000  Leased (Month to Month)  Warehouse
South Brunswick, NJ..........   25,000  Leased (Month to Month)  Warehouse
Englewood, CO................   10,000  Leased (Expires 6/99)    Sales Office
St. Jerome, QC...............  134,000  Leased (Month to Month)  Warehouse
Ste.-Therese, QC.............   10,000  Leased (Month to Month)  Warehouse
Logan, UT....................   68,750  Leased (Expires 5/00)    Warehouse
Smithfield, UT...............  108,187  Leased (Expires 1/01)    Warehouse
Anzin, France................    8,097  Leased (Expires 12/96)   Warehouse, Offices, Apartment
Carrieres Sur Seine, France..    2,966  Leased (Expires 12/98)   Warehouse, Office
Neailly Sur Seine, France....      262  Leased (Expires 9/98)    Apartment
Leeds, UK....................    6,000  Leased (Expires 1/99)    Offices
Perugia, Italy...............    3,360  Leased (Expires 6/01)    Offices
Perugia, Italy...............    6,600  Leased (Expires 11/96)   Warehouse

     The Company believes that its existing facilities are well maintained, in good operating condition and adequate for its expected level of operations. Although a number of the Company's facilities are rented on a month to month basis, the Company does not anticipate difficulty in maintaining access to facilities required for the conduct of its business.

ITEM 3. LEGAL PROCEEDINGS
- --------------------------

WHF LITIGATION

     The Company and its affiliates are parties to a number of agreements with WHF and its affiliates. On August 28, 1995, WHF and its affiliates, including Weider Sports, commenced a number of legal proceedings against the Company, its affiliates and its customers. WHF instituted legal proceedings against the Company and Messrs. Watterson, Stevenson, Gay, Mika and Rehnert, members of the board of directors, in the Court of Chancery of the State of Delaware and two arbitration proceedings against the Company before the American Arbitration Association in New York, New York. Weider Sports instituted legal proceedings against the Company in the U.S. District Court, Southern District of New York; filed a request for mediation with the

International Chamber of Commerce (the "ICC") in Paris, France; filed three separate legal proceedings against three of the Company's customers in the U.S. District Court, District of Utah; and filed a request for reconciliation in advance of arbitration against the Company before a representative of a "big six accounting firm". In these proceedings WHF, Weider Sports and WSG claim, among other things: (i) they are entitled to various economic adjustments under agreements related to the Recapitalization; (ii) the Company has intentionally violated territorial limitations and various other terms of the Distribution Agreement under which Weider Sports was granted exclusive rights to distribute the Company's products in certain foreign markets; (iii) certain of the directors and executive officers of the Company have breached their fiduciary duties to the Company and its minority stockholders; (iv) certain of the Company's customers have tortiously interfered with Weider Sports' rights under the Distribution Agreements; (v) the Company has violated its duties to WHF and its affiliates under the License Agreement; and (vi) the Company has violated its duties to WSG under the WSG Management Agreement. The relief sought by WHF, Weider Sports and WSG in these proceedings includes alleged compensatory damages, punitive damages and preliminary and permanent injunctive relief requiring the Company to honor its alleged obligations.

     The Company on August 30, 1995, initiated a lawsuit in the U.S. District Court, Southern District of New York, against Weider Sports seeking a preliminary injunction forbidding Weider Sports from continuing to market unlawful copies of the Cardioglide upright rower. The Company has also commenced five separate arbitration proceedings against WHF and certain of its affiliates and filed a counterclaim in one of the arbitration proceedings initiated by WHF, which proceedings and counterclaim assert the following claims: (i) WHF and its affiliates have improperly sourced products (including Weider branded products);
(ii) WHF and its affiliates have infringed the Company's rights to the "Weider" trademark; (iii) the Company is entitled to economic adjustments under the agreements related to the Recapitalization; (iv) WHF has violated territorial limits and other terms of the Distribution Agreement; (v) Weider has breached its obligations under the CanCo Option; and (vi) Weider has failed to grant the Company control over CanCo as required.

     The lawsuits that Weider Sports and the Company filed against one another in the Southern District of New York, along with respective motions for preliminary injunction, were resolved and ultimately dismissed pursuant to a court-approved Stipulation and a related agreement. The Stipulation and agreement provide, in part, that the Company will not do business through certain distributors and will require certificates of its other distributors to the effect that said distributors agree not to sell into certain countries exclusive to Weider Sports. By this Stipulation, Weider Sports also agreed not to acquire, develop, make, promote, sell, advertise, shop or distribute the "Weider Fitness Rider" or any other product substantially similar to the Cardioglide. The mediation request that Weider Sports filed was ultimately withdrawn, and WHF and the Company thereafter filed a joint request for mediation with the ICC, which joint request remains pending. The other legal proceedings described above are also still pending.

     The Company does not believe the outcome of its legal disputes with WHF and its affiliates will have a material adverse effect upon the Company's results of operations and financial position.

PROPOSED SETTLEMENT OF WHF LITIGATION

     ICON, IHF Holdings, IHF Capital and WHF and its affiliates are negotiating the terms of a proposed settlement of the litigation between the parties (the "Proposed WHF Settlement") which would involve amendments to the agreements currently existing between the Company and WHF and its affiliates. See Item 13. "Certain Relationships and Related Transactions." The significant terms of the Proposed Settlement are outlined below. While the definitive settlement agreement between the parties is not expected to differ materially from the Proposed Settlement, the parties are under no obligation to reach a definitive settlement agreement, and there can be no assurance that one will be so reached.

     IHF Capital would, in connection with the Proposed WHF Settlement, purchase all of the Common Stock and warrants to purchase Common Stock and certain warrants held by the WHF Stockholders (the "WHF Position") at an aggregate price of approximately $38.9 million (less the exercise price in the case of the warrants), subject to adjustment if the purchase is not effected by September 8, 1996.

     Under the Proposed WHF Settlement, IHF Holdings would have the right within twelve months of the closing of the Common Stock repurchase, and, assuming the consummation of a public stock offering or certain other events, the obligation, to purchase the IHF Holdings Preferred Stock held by WHF and certain other stockholders for approximately $32.0 million, which reflects a discount of approximately $4.0 million and the forgiveness of accrued dividends. IHF Holdings also expects to purchase the options to purchase IHF Holdings Preferred Stock held by Messrs. Watterson and Stevenson for approximately $3.6 million, which reflects a discount of approximately $.4 million and the forgiveness of accrued dividends. Upon the purchase of the WHF Preferred Stock, WHF's representation on IHF Capital's board of directors will cease.

     Pursuant to the Proposed WHF Settlement, the Company would acquire the assets relating to the sports equipment business lines of Weider Sports, excluding cash and fixed assets but including the rights to distribute the Company's products, and would acquire specified CanCo assets for approximately $9.3 million and assume certain liabilities. The purchase price for Weider Sports would be subject to a working capital adjustment. As a result of this purchase, the Company would reacquire distribution rights granted to Weider Sports in connection with the Recapitalization, subject to certain rights granted by Weider Sports to third parties. Pursuant to the Proposed WHF Settlement, the Company would pay an additional $12.1 million of settlement expenses to WHF and its affiliates, and the Company and WHF and its affiliates would settle in cash all outstanding intercompany payables.

     The Company would also, subject to further environmental review, acquire two CanCo plants which are currently leased by other WHF affiliates to CanCo in exchange for the assumption of the existing $1.1 million Cdn mortgage on the properties and the payment of $.5 million. The Company would also receive 10% of CanCo's profits from November 14, 1994 to date of the closing of a definitive settlement.

     Pursuant to the Proposed WHF Settlement, the Company would make a payment of approximately $3.9 million to WHF and its affiliates as prepayment in full under its brand license agreements with them. The Proposed WHF Settlement would also involve an amendment to the WSG Management Agreement under which the Company would receive a $3.0 million payment, subject to certain set-offs of outstanding inter-company payables which are expected to aggregate at least $1.5 million. In addition, the Proposed WHF Settlement provides that Ben Weider would serve as a consultant to, and ambassador for, the Company for five years, with an annual compensation of approximately $475,000, and that the Company would provide office space and three assistants for Mr. Weider. The Proposed WHF Settlement also contains various miscellaneous provisions that the Company does not believe are material.

     In connection with the Proposed Settlement, the Company expects WHF and its affiliates to (i) pay Messrs. Watterson and Stevenson an aggregate amount of $3.7 million in exchange for the surrender of their options to purchase stock of WHF and its affiliates and (ii) either pay to Messrs. Watterson and Stevenson or deposit in a retirement plan for the benefit of Messrs. Watterson and Stevenson an aggregate of $.5 million. Messrs. Watterson and Stevenson would also each receive 7% of CanCo's profits from June 1, 1994 to the date of the closing of a definitive settlement.

PRODUCT LIABILITY

     Due to the nature of the Company's products, the Company is subject to product liability claims involving personal injuries allegedly related to the Company's products. The Company currently carries an occurrence-based product liability insurance policy. The policy provides coverage for the period from September 1, 1995 to September 30, 1996 of up to $25 million per occurrence and $25 million in the aggregate annually. The current policy has a deductible on each claim of $250,000 for claims related to trampolines and $100,000 for claims related to all other products. The Company believes that its insurance is generally adequate to cover product liability claims. Previously, the Company maintained similar occurrence based policies with somewhat lower coverage limits and higher deductibles. HealthRider has an insurance policy which provides coverage through October 26, 1996 of $10 million per occurrence, and $10 million in the aggregate annually. Nevertheless, currently pending claims and any future claims are subject to the uncertainties related to litigation and the ultimate outcome of any such proceedings or claims cannot be predicted. Due to uncertainty with respect to the nature and extent of manufacturers' and distributors' liability for personal injuries, there is also no assurance that the product liability insurance of the Company is or will be adequate to cover such claims. In addition, there can be no assurance that the Company's insurers will be solvent when required to make payments on claims. Furthermore, there can be no assurance that insurance will remain available, or if available, that it will not be prohibitively expensive. The loss of insurance coverage or claims exceeding that coverage could have a material adverse effect on the Company's results of operations and financial condition.

FTC PRELIMINARY INVESTIGATION

     The FTC is conducting a preliminary investigation to determine whether the Company may have made excessive advertising claims with respect to its ''CrossWalk'' treadmill products (which constitute a substantial portion of the Company's sales), in violation of the Federal Trade Commission Act. The FTC has twice asked the Company to voluntarily provide information and documents and the Company has complied with these requests.

     The Company believes that its advertising for the CrossWalk products was appropriately substantiated, and therefore that the Company did not make excessive advertising claims. The FTC has proposed that it enter into a discussion with the Company to resolve this matter through a negotiated consent decree. If this discussion does not resolve the matter, and if the FTC concludes that the Company made excessive advertising claims and issues a complaint, it may seek relief in the form of a cease and desist order, civil monetary penalties and/or consumer redress in the form of, among other things, refunds to consumers and public notification respecting the advertisements, which the FTC concludes were excessive. Management does not believe that this matter will have a material adverse effect on its results of operations or financial position, however there can be no assurance in this regard.

     The FTC is conducting a similar preliminary investigation of HealthRider to determine whether HealthRider may have made excessive advertising claims with respect to its HealthRider family of products (which constitute virtually all of HealthRider's sales), in violation of the Federal Trade Commission Act. The FTC has asked HealthRider to voluntarily provide documents and information on several occasions, and HealthRider has responded to these requests. The Company has assumed all of HealthRider's liabilities in connection with this matter. Management does not believe that this matter will have a material adverse effect on its results of operations or financial position, however, there can be no assurance in this regard. See Item 1. "Business--Investment Factors--FTC Preliminary Investigation".

CONSUMER PRODUCTS SAFETY COMMISSION INQUIRY

     The Consumer Products Safety Commission (the "CPSC") has conducted an inquiry and made claims relating to defects in certain of HealthRider's products. Remediation has been undertaken by HealthRider. Although no consumer litigation has resulted from such defects to date, there can be no assurance that consumer litigation will not result. The Company assumed all of HealthRider's liabilities in connection with this matter. On two separate occasions, the CPSC has requested that the Company provide information and documents with respect to two types of exercise products manufactured by the Company in order to assist the CPSC in reaching a preliminary determination whether defects are present in these products. The Company has responded to the first of these requests and is in the process of responding to the second.

OTHER

     The Company is party to a variety of nonproduct liability commercial suits involving contract claims and intellectual property claims. The Company believes that adverse resolution of these suits would not have a material adverse effect on the Company.

     The Company is also involved in several patent infringement claims, arising in the ordinary course of its business. The Company believes that the ultimate outcome of these matters will not have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- -------------------------------------------------------------

     Neither IHF Holdings nor ICON submitted any matters during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER
- --------------------------------------------------------------------------
MATTERS
- -------

     As of August 28, 1996, ICON had 1,000 shares of common stock outstanding all of which was held by IHF Holdings, and IHF Holdings had 1,000 shares of common stock outstanding all of which was held by IHF Capital. There is no established trading market for the common stock of either ICON or IHF Holdings. ICON's ability to pay dividends is limited under an indenture dated as of November 14, 1994 between ICON and Fleet Bank of Massachusetts, N.A. ("Fleet"), as trustee, and by ICON's Credit Agreement. IHF Holding's ability to pay dividends is limited under an indenture dated as of November 14, 1994 between IHF Holdings and Fleet, as trustee.

     IHF Capital has filed a registration statement on Form S-1 for the registration of its common stock in connection with a possible initial public offering. If the initial public offering is completed as currently contemplated, the proceeds will be used to retire indebtedness and possibly to redeem outstanding IHF Holdings' Preferred Stock. Such a public offering could result in the retirement of up to $35 million in principal amount of ICON's 13% Senior Subordinated Notes due 2002 and up to all of IHF Holdings' 15% Senior Secured Discount Notes due 2004. There can, of course, be no assurance that IHF Capital will complete its initial public offering. Any such public offering will be made only by means of a prospectus meeting the requirements of the Securities Act of 1933 and the rules promulgated thereunder.

ITEM 6.  SELECTED FINANCIAL DATA
- ---------------------------------

     The selected financial data for the years ended May 31, 1992, 1993 and 1994 have been derived from the historical audited consolidated financial statements of ICON (formerly known as Weslo, ProForm, and WeiderCare) and subsidiaries. The selected financial data for the years ended May 31, 1995 and 1996 have been derived from the historical audited consolidated financial statements of ICON and IHF Holdings. The selected financial data should be read in conjunction with
Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the historical consolidated financial statements of ICON and IHF Holdings and the notes thereto contained elsewhere in this report.

                                                                        FOR THE YEAR ENDED MAY 31,
                                                  ----------------------------------------------------------------------

                                                                          (DOLLARS IN MILLIONS)
                                                                                               IHF                IHF
                                                                                 ICON       HOLDINGS   ICON    HOLDINGS
                                                   1992(1)     1993     1994      1995         1995      1996     1996
                                                   -------     ----     ----      ----         ----      ----     ----
OPERATING DATA:
  Net sales...................................    $254.1    $314.9   $403.0    $530.8     $ 530.8     $747.6  $ 747.6
  Cost of sales...............................     194.9     228.6    288.2     378.4       378.4      541.5    541.5
                                                  ------    ------   ------    ------     -------     ------  -------

Gross profit..................................      59.2      86.3    114.8     152.4       152.4      206.1    206.1
                                                  ------    ------   ------    ------     -------     ------  -------

Operating expenses:
  Selling.....................................     25.1       38.5     52.1      68.7        68.7       93.9     93.9
  Research and development....................      1.2        1.6      2.8       5.2         5.2        6.8      6.8
  General and administrative..................     20.6       24.5     28.6      31.1        31.1       48.0     48.0
  Compensation expense
  attributable to options.....................     --         --       --        39.0(2)     39.0(2)     2.8      2.8(3)
                                                 ------     ------   ------    ---------    --------    ----     -------

  Total operating expenses....................     46.9       64.6     83.5     144.0       144.0      151.5    151.5
                                                   ----      -----     ----     -----       -----      -----    -----

  Income from operations......................     12.3       21.7     31.3       8.4         8.4       54.6     54.6
  Interest expense............................      4.9        5.5      6.2      17.3        21.5       27.7     36.5
  Amortization of deferred
  financing fees..............................     --         --       --         1.2         1.7        2.5      3.5
                                                  ---        ---      ---         ---         ---        ---      ---

  Income before income taxes..................      7.4       16.2     25.1     (10.1)      (14.8)      24.4     14.6
  Provision for income taxes..................      2.8        6.2      9.8      (3.6)       (4.7)      10.8      7.9
                                                    ---        ---      ---      -----       -----      ----      ---

  Net income (loss)...........................   $  4.6     $ 10.0   $ 15.3     $(6.5)     $(10.1)     $13.6     $6.7
                                                 ======     ======   ======     ======     =======     =====     ====

BALANCE SHEET DATA (AT END OF PERIOD):
  Cash........................................   $  0.2     $  0.2   $  0.1     $ 4.1      $  4.1      $19.3    $19.3
  Working capital.............................     64.2       24.8     97.8     137.7       137.7      158.7    159.0
  Total assets................................    110.3      151.7    184.7     281.9       290.2      306.5    316.7
  Total indebtedness(4).......................     52.0       72.4     65.4     207.8       310.9      213.6    330.7
  Stockholders' equity........................     30.2       39.8     54.5     (14.8)     (109.6)       2.0   (104.8)

OTHER DATA:
  Depreciation and amortization...............     3.0         3.4      4.0       6.9        11.6        9.9     19.7
  Capital expenditures........................     4.0         4.0      6.9       8.0         8.0       15.4     15.4

__________________
(1) Financial data through May 31, 1994 reflect the combined results of the Recapitalized Companies and their subsidiaries. Financial data for periods ending thereafter reflect the consolidated results of IHF Holdings and its subsidiaries and ICON and its subsidiaries. The balance sheet data of WeiderCare are not included in balance sheet data for May 31, 1992. Such balance sheet data are immaterial to the combined balance sheet at that date.

(2) Consists of accounting charges incurred in connection with the Recapitalization as a result of the exchange by certain senior executives of the Company of their options to purchase capital stock of the Recapitalized Companies for $34.7 million of replacement options to purchase Class A and Class L Common Stock of the Company and $4.0 million of replacement options to purchase IHF Holdings Preferred Stock and the Preferred Warrants and $.3 million of related payroll tax payments made by IHF Capital. After the Recapitalization, the Company redeemed $26.4 million of options (the "Redeemable Options") to purchase IHF Capital Common Stock received by certain executives in exchange for their options to purchase capital stock of the Recapitalized Companies.

(3) Consists of compensation expense attributable to the difference between the fair value of the underlying stock and the exercise price of related options granted to certain members of management.

(4) Total indebtedness is defined as current portion of long term debt plus long term debt and redeemable preferred stock.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- -------------------------------------------------------------------------
RESULTS OF OPERATIONS
- ---------------------

     The following should be read in conjunction with the historical audited combined financial statements and the related notes thereto appearing elsewhere in this report. The Company's fiscal year ends on May 31 of the corresponding calendar year. For example, 1996 ended on May 31, 1996. Certain of the information contained in this summary and elsewhere in this Prospectus, including under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and information with respect to the Company's plans and strategy for its business are forward-looking statements. A variety of factors could cause actual results to differ materially from the forward-looking statements, including risks related to the Company's reliance on major customers and exposure to the retail industry; product life cycles and the Company's dependence on product innovation and on particular products; the Company's substantial amounts of indebtedness; competition; the Company's expansion strategy; the recent HealthRider Acquisition and other possible acquisitions; the price sensitivity of the Company's customers; the Company's reliance on certain suppliers; seasonality; the Company's dependence on key management; control by existing stockholders; product liability; fraudulent conveyance; environmental considerations; and the Company's litigation with Weider Health & Fitness. These and other risks are described in this report on Form 10-K Under
Item 1. "Business--Investment Factors."

     The Company is one of the largest manufacturers and marketers of fitness equipment in the United States and, in the first quarter of 1996, commenced direct marketing of its products in Europe. The Company's fitness products are targeted to home use. The Company's sales grew from $202.4 million in 1991 to $747.6 million in 1996. The Company believes that during that period its growth rate exceeded the industry growth rate due to the Company's emphasis on product innovation through research and development, its broad distribution strategy and its flexible manufacturing capacity. While the Company's growth rate to date has been high, its annual percentage increase in domestic sales cannot be expected to continue at historical levels.

     Recent Acquisition. In August 1996, the Company completed the HealthRider Acquisition. Unless otherwise noted, management's discussion and analysis of the financial condition of the Company and results of its operations does not include the HealthRider Acquisition. For more information regarding the HealthRider Acquisition, including information with respect to the effect of purchase accounting (and its expected effect on margins during the second and third quarters of 1997), the cost of integrating HealthRider into the Company's business and HealthRider's cost of sales and selling expense (which are materially different from the Company's), see "--HealthRider." For more information regarding the potential Weider Sports and CanCo acquisitions, see
Item 3. "Legal Proceedings--Proposed WHF Settlement."

     Margins. The Company's sales and gross margins depend upon its success in innovating, developing and marketing new products. Products tend to generate higher gross margins earlier in the product life cycle (after production efficiencies have been realized following an initial start-up period), when there are fewer companies offering similar products, and tend to generate lower gross margins over time as competition increases and consumer interest diminishes. For example, during 1996, the Company's gross margins on its Cardio family of upright rowers, first introduced by the Company in October 1994 in response to consumer interest in other companies' upright rowers, substantially exceeded gross margins on its exercise bike product line, a more mature product. However, the Company's sales of upright rowers declined from $67.7 million during the fourth quarter of 1995 to $30.3 million during the fourth quarter of 1996, and gross margins on the Company's upright rowers have begun and are expected to continue to decline. Accordingly, the Company strives to be among the first producers of attractive new product categories (such as upright rowers) and to add new features to existing products (such as the Space Saver feature recently added to its treadmill line which had not yet achieved full production efficiencies by the end of 1996), which may increase gross margins by reinvigorating demand and differentiating the Company's products from similar products offered by its competitors. Life cycles may vary significantly in duration from product to product.

     Direct Sales; European Operations. In 1992, the Company began selling products directly to the public through television infomercials and print media campaigns (i.e., direct marketing). Products sold through direct marketing are sold at retail prices and therefore at higher gross margins than products sold through the Company's other distribution channels. However, direct marketing sales have higher associated selling, advertising, distribution and other roll-out expenses. The Company is currently focusing principally on 30 and 60 second television advertisements designed to enhance both retail and direct response sales of its products as opposed to 30 minute infomercials. Notwithstanding the foregoing, the Company will continue to utilize direct response marketing with respect to HealthRider products. After the Recapitalization, the Company began selling Weider branded products (for which it pays royalties). See Item 1. "Business--Marketing," Item 3. "Legal Proceedings" and Item 13. "Certain Relationships and Related Transactions."'

     During the first quarter of 1996, the Company established its own sales operations in Europe. Prior to that, the Company's products were distributed in Europe primarily by affiliates of WHF, an affiliate of the Company. The Company's European operations have been consolidated in the statement of operations for 1996 and the balance sheet at May 31, 1996. The Company's European operations are not currently profitable, and there can be no assurance that the Company will be successful in selling its products in non-U.S. markets.

     Non-Recurring Items and Other Expected Expenses. The Company incurred a $39.0 million compensation expense with respect to the exchange of management stock options in connection with the Recapitalization, including the redemption of the Redeemable Options at a price of $26.4 million and related tax payments of $.3 million. Such redemption resulted in a $26.7 million cash compensation expense for the period in which the redemption occurred, which was included in the computation of the loss in 1995. The Company also recorded a $12.3 million non-cash compensation expense at the Recapitalization Closing as a result of the exchange of options to purchase capital stock of the Recapitalized Companies for $4.0 million of options to buy

IHF Holdings Preferred Stock and $8.3 million of options to buy Common Stock and the Company also recorded an offsetting tax benefit to account for the future tax benefit when, and if, such options are exercised. In connection with the possible redemption of the options to buy IHF Holdings Preferred Stock, the Company would realize a tax benefit related to the redemption price of such options of $3.6 million and a non-taxable extraordinary gain of $.4 million.

     If IHF Capital completes its proposed initial public offering (the "Offering") and related transactions as currently contemplated, the Company expects to recognize a net extraordinary loss in the second quarter of 1997 of approximately $7.1 million (assuming the closing of the Offering occurs on September 24, 1996) relating to: (i) the redemption of all of the IHF Holdings Preferred Stock and options to purchase IHF Holdings Preferred Stock without the payment of accrued dividends (extraordinary gain of $13.9 million assuming a redemption price of $35.6 million); (ii) the premium paid upon redemption of all of the Discount Notes and $35.0 million principal amount of the Senior Subordinated Notes (extraordinary loss of $19.3 million) and the write-off of the deferred financing costs related to such redeemed notes (extraordinary loss of $9.5 million); and (iii) the write-off of unamortized discount on the warrants sold in connection with the Senior Subordinated Notes and the Discount Notes (extraordinary loss of $3.2 million); and (iv) an aggregate related tax benefit of $10.9 million. There can, of course, be no assurance that IHF Capital will complete its initial public offering, redeem the IHF Holdings Preferred Stock or redeem any of the Discount Notes or Senior Notes. In addition, in the second quarter of 1997, the Company will recognize a non-recurring expense of $2.8 million representing a fee to terminate the annual management fee payable to Bain Capital in accordance with the Bain Management Agreement (as defined) and, in the second and third quarters of 1997, expects to incur (i) approximately $5.0 million of integration expenses in connection with the HealthRider Acquisition; (ii) higher cost of goods sold and lower gross profit until the inventory acquired in the HealthRider Acquisition has been sold (due to the fact that the Company's purchase accounting for the HealthRider Acquisition will include writing-up the book value of the acquired HealthRider inventory to fair market value less estimated sales costs); and (iii) approximately $12.1 million in settlement expenses related to the proposed WHF Settlement.

RESULTS OF OPERATIONS

     The following table sets forth certain financial data of the Company expressed as a percentage of net sales for fiscal 1994, 1995 and 1996:


                                                                       FOR THE YEAR ENDED MAY 31,
                                                       ---------------------------------------------------------
                                                          1994        1995        1995       1996        1996
                                                                      ICON        IHF        ICON        IHF
                                                                                HOLDINGS               HOLDINGS
Net sales.........................................       100.0%      100.0%      100.0%     100.0%      100.0%
Cost of sales.....................................        71.5        71.3        71.3       72.4        72.4
                                                         -----       -----       -----      -----       -----

Gross profit......................................        28.5        28.7        28.7       27.6        27.6
                                                         -----       -----       -----      -----       -----

Operating expenses:
     Selling......................................        12.9        12.9        12.9       12.6        12.6
     Research and development.....................         0.7         1.0         1.0         .9          .9
     General and administrative...................         7.2         5.9         5.9        6.4         6.4
     Stock option compensation expense............          --         7.3         7.3         .4          .4
                                                         -----       -----       -----      -----       -----

       Total operating expenses...................        20.8        27.1        27.1       20.3        20.3
                                                         -----       -----       -----      -----       -----

Income from operations............................         7.7         1.6         1.6        7.3         7.3
Interest expense and amortization
  of debt financing...............................         1.5         3.5         4.4        4.0         5.3
                                                         -----       -----       -----      -----       -----

Income before income taxes........................         6.2        (1.9)       (2.8)       3.3         2.0
Provision (benefit) for income taxes..............         2.4        ( .7)       ( .9)       1.5         1.1
                                                         -----                              -----       -----

Net income (loss).................................         3.8%       (1.2 %)     (1.9%)      1.8%         .9%
                                                           ===         ====       ====        ===           =

YEAR ENDED MAY 31, 1996 COMPARED TO THE YEAR ENDED MAY 31, 1995

     Net sales increased by $216.8 million, or 40.8%, from $530.8 million in 1995 to $747.6 million in 1996. The increase was primarily attributable to sales increases of $121.0 million of the Company's Cardio family of upright rowers and increases of $72.0 million in treadmill sales. During 1996, upright rower sales were $259.1 million or 34.7% of net sales, and treadmill sales were $312.4 million, or 41.8% of net sales. Upright rower sales during the fourth quarter of 1996 declined to $30.3 million, compared to $67.7 million during the fourth quarter of 1995. Direct European sales, which began during the first quarter of 1996, totaled $33.3 million.

     Gross profit for 1996 was $206.1 million, or 27.6% of net sales, compared to $152.5 million, or 28.7% of net sales, for 1995. Gross profit as a percentage of net sales declined due to an increased proportion of sales to retailers which generate a lower gross profit percentage than direct sales. Direct response sales decreased from 9% of total sales in 1995 to 3% of total sales in 1996.

     Selling expenses were $93.9 million, or 12.6% of net sales, in 1996 compared to $68.7 million, or 12.9% of net sales, in 1995. The dollar increase in selling expenses resulted primarily from increased variable selling expenses directly related to increased sales volume and from selling expenses of the European subsidiaries (which were not operating in 1995). In total, cooperative advertising and discount allowances increased from $14.1 million to $34.6 million with promotional activity (i.e., cooperative advertising) with retailers increasing by $11.6 million and sales discounts to retailers, which are charged against sales, increasing by $8.9 million as a result of increased sales through the retail channel. In addition, warranty expenditures increased by $5.6 million in 1996 compared to 1995, and sales commissions also increased by $.7 million due to the increase in sales volume. Bad debt expense increased by $1.1 million to provide for potential write-offs associated with increased trade receivable balances.

     Research and development expense was $6.8 million, or .9% of net sales, for 1996 compared to $5.2 million, or 1.0% of net sales, for 1995. This dollar increase is related to on-going development of both current and future product offerings.

     General and administrative expense totaled $48.1 million, or 6.4% of net sales, for 1996 compared to $31.1 million, or 5.9% of net sales, for 1995. Legal expenses increased during 1996 by $3.5 million over the same period during the prior year. These legal expenses have resulted from certain patent defense actions, product liability claims and legal fees associated with the WHF Litigation. See "Business--Legal Proceedings." General and administrative expenses in 1996 for the European subsidiaries totaled $5.4 million. Expenditures under the Company's self-insured health plan increased by $.8 million. A $2.7 million management fee derived from monthly profits earned under management agreements for services provided to Weider Sporting Goods, Inc. ("WSG") through November 14, 1995 was recorded in 1995 with no corresponding amount in 1996. This fee was recorded as an offset against general and administrative expense incurred on behalf of WSG and was nonrecurring. Following the Recapitalization, fees under the WSG agreement stopped. Other increases totaling $4.6 million have occurred following the Recapitalization to service the increase in sales. The major increases include: personnel cost, management fees paid to Bain Capital (which will not continue after IHF Capital's initial public offering, if it occurs), increased management information systems expenditures, additional facility rental and other administrative expenses.

     Compensation related to management stock options resulted in an expense of $2.8 million in 1996 compared to $39.0 million of compensation expense in 1995.

     As a result of the foregoing factors, operating income increased to $54.6 million, or 7.3% of net sales, in 1996, from operating income of $8.4 million, or 1.6% of net sales, in 1995.

     Interest expense and amortization of deferred financing fees increased to $30.2 million for ICON and $40.0 million for IHF Holdings in 1996 compared to $18.6 million for ICON and $23.2 million for IHF Holdings for 1995. Interest expense has increased due to the Company's high level of borrowing incurred in connection with the Recapitalization. Moreover, borrowings incurred in connection with the Recapitalization were outstanding for all of 1996, but were outstanding for only 198 days in 1995.

     The income tax provision was $10.8 for ICON and $7.9 million for IHF Holdings for 1996 compared with a tax benefit of $3.6 million for ICON and $4.7 million for IHF Holding for 1995. The effective tax rate for 1996 differs from that used for 1995 due to the fact that no income tax benefit was recognized in 1996 for the losses incurred in connection with the Company's newly established European subsidiaries due to uncertainty regarding such subsidiaries' ability to generate future taxable income against which such losses can be applied.

     As a result of the foregoing factors, net income increased to $13.6 million for ICON and $6.7 million for IHF Holdings in 1996 compared to a net loss of $6.5 million for ICON and a net loss of $10.1 million for IHF Holdings for 1995.

YEAR ENDED MAY 31, 1995 COMPARED TO THE YEAR ENDED MAY 31, 1994

     Net sales increased by $127.8 million, or 31.7%, from $403.0 million in 1994 to $530.8 million in 1995. The increase was primarily attributable to sales $138.1 million of the Company's Cardio family of upright rowers which was introduced in October 1994 and was marketed through direct response infomercials and other distribution channels. Treadmill sales during 1995 were $240.4 million compared to $256.8 million in 1994.

     Gross profit for 1995 was $152.5 million, or 28.7% of net sales, compared to $114.8 million, or 28.5% of net sales, for 1994. Gross profit was positively impacted by higher margins on new products sold through direct response marketing, primarily the Cardio family of upright rowers, which were offset by declining margins on certain mature product lines.

     Selling expenses were $68.7 million, or 12.9% of net sales, in 1995 compared to $52.1 million, or 12.9% of net sales, for 1994. The dollar increases in selling expenses resulted from increased variable selling expenses directly related to increased sales volume and increased expenditures on direct marketing efforts (e.g. video production costs).
         ----

     Research and development expense was $5.2 million, or 1.0% of net sales, for 1995 compared to $2.9 million, or 0.7% of net sales, for 1994. The dollar increase was primarily related to the development of new products and product concepts.

     General and administrative expense totaled $31.1 million, or 5.9% of net sales, for 1995 compared to $28.6 million, or 7.2% of net sales, for 1994. The reduction in general and administrative expense as a percent of net sales was largely due to the receipt in 1995 of a $2.7 million management fee derived from monthly fees earned under management agreements for services provided to WSG through November 14, 1995. This fee was recorded in 1995 as an offset against general and administrative expense incurred on behalf of WSG and will be nonrecurring.

     A $39.0 million compensation expense was incurred in 1995 with respect to management stock options. This expense consists of accounting charges incurred in connection with the Recapitalization as a result of the exchange by certain senior executives of the Company of their options to purchase capital stock of the Recapitalized Companies for $34.7 million of replacement options to purchase Class A Common Stock of IHF Capital and $4.0 million of replacement options to purchase IHF Holdings Preferred Stock and related warrants to purchase Class A Common Stock and Class L Common Stock of IHF Capital and $.3 million of related payroll tax payments made by the Company. After the Recapitalization, IHF Capital redeemed $26.4 million of the IHF Capital replacement options.

     As a result of the foregoing factors, operating income decreased by $22.8 million from $31.2 million in 1994 to $8.4 million in 1995.

     Interest expense increased and amortization of deferred financing fees increased to $18.6 million for ICON and $23.2 million for IHF Holdings in fiscal 1995 from $6.2 million for fiscal 1994. The increased expense was due to increased borrowings related to the Recapitalization and, to a lesser extent, increases in interest rates and higher working capital borrowings. The borrowings incurred in connection with the Recapitalization were outstanding for 198 days of 1995.

     The income tax benefit was $3.6 million for ICON and $4.7 million for IHF Holdings for 1995 compared with a tax provision of $9.8 million for 1994. The benefit for 1995 results from the recognition of a deferred tax asset for the net operating loss generated that year. The combined federal and state income tax rate is assumed to be 38% which is consistent with historical rates.

     As a result of the foregoing factors, net income decreased to a net loss of $6.5 million for ICON and a net loss of $10.1 million for IHF Holdings for 1995 compared to income of $15.3 million during the same period of 1994.

SEASONALITY

     The following are the net sales, operating income and net income (loss) of the Company by quarter for years 1996, 1995 and 1994:

                                  FIRST      SECOND      THIRD    FOURTH
                                  -----      ------      -----    ------
                                 QUARTER     QUARTER    QUARTER  QUARTER
                                 -------     -------    -------  -------
                                              (IN MILLIONS)
Net Sales
     1996.....................   $124.8      $228.5      $240.9    $153.6
     1995.....................     70.6       163.0       182.8     114.4
     1994.....................     54.1       115.4       124.0     109.5
Operating Income
     1996.....................   $  6.4      $ 20.0      $ 25.4    $  2.8
     1995.....................      2.6       (22.9)(1)    22.9       5.8
     1994.....................       .4         9.9        11.3       9.7
IHF Holdings Net Income (Loss)
     1996.....................   $ (2.1)     $  5.5      $  8.4    $ (5.1)
     1995.....................       .9       (16.1)        6.6      (1.5)
     1994.....................      (.6)        5.0         5.9       5.0
ICON Net Income (Loss)
     1996......................   $  (.7)     $  7.3     $ 10.4      (3.4)
     1995......................       .9       (15.9)       8.5       0.0
     1994......................      (.6)        5.0        5.9       5.0

____________
(1) Includes $39.0 million in one-time compensation expense attributable to the exchange and partial redemption of management options.

     Historically, the Company has sold a majority of its products to customers in its second and third fiscal quarters (i.e., from September through February). Increased sales and distribution typically have occurred in the Christmas retail season and the beginning of a new calendar year because of increased promotions by customers, increased consumer purchases and seasonal changes that prompt people to exercise inside. The Company has in the past, from time to time, incurred net losses in the first and fourth quarters of its fiscal year. If actual sales for a quarter do not meet or exceed projected sales for that quarter, expenditures and inventory levels could be disproportionately high for such quarter and the Company's cash flow for that quarter and future quarters could be adversely affected. The timing of large orders from customers and the mix of products sold may also contribute to periodic fluctuations. While seasonality has been the trend, it may not be indicative of the results to be expected for this fiscal year or for any future years.

LIQUIDITY AND CAPITAL RESOURCES

     In 1996, the Company generated $24.5 million of cash from operating activities and made net borrowings of approximately $6.4 million under the Credit Agreement's revolving credit facility primarily to finance increases in accounts receivable. The Company used $15.4 million in cash for capital expenditures related to upgrades in plant and tooling, purchases of additional manufacturing equipment and building expansion and $.7 million for repayments of long term debt. In addition, the effect of exchange rates increased the Company's cash balances at May 31, 1996 by $.4 million. As a result of the foregoing factors, the Company had a net increase in cash of $15.2 million from May 31, 1995 to May 31, 1996.

     In 1995, the Company used $31.7 million of cash in operating activities primarily as a result of increases in working capital, particularly inventories, and other operating assets of $36.0 million. The Company made distributions of $166.7 million to its shareholders as part of the Recapitalization and used $58.2 million to make payments on long-term indebtedness. These uses of cash were financed primarily with the proceeds of long-term borrowing that totaled $195.0 million for IHF Holdings and $135.0 million for ICON, net borrowings under the Credit Agreement of $66.4 million and net proceeds from the issuance of stock of $39.0 million. The Company also used $8.0 million in cash in 1995 for capital expenditures related to tooling and manufacturing equipment. During 1995, the Company had a net increase in cash of $4.0 million.

     The Company's primary short-term liquidity needs consist of financing seasonal merchandise inventory buildups and paying cash interest expense under its Credit Agreement and on the Senior Subordinated Notes. The Company's principal source of financing for seasonal merchandise inventory buildup and increased receivables during the past several years has been revolving lines of credit with various financial institutions. Since the Recapitalization Closing, its principal source of financing for such needs has been revolving credit borrowings under the Credit Agreement. The Company's working capital borrowing needs are typically at their lowest level in April through June, increase somewhat through the summer and sharply increase from September through November to finance accounts receivable and purchases of inventory in advance of the Christmas and post-holiday selling season. Generally, in the period from November through February, the Company's working capital borrowings remain at their highest level and then are paid down to their lowest annual levels by April.

     At May 31, 1996, the Company had $80.0 million of revolving credit borrowings outstanding under the Credit Agreement. Advances under the Credit Agreement's revolving credit facility are subject to the amount of Eligible Accounts and Eligible Inventory (each as defined in the Credit Agreement) of the Company. The Company's ability to make revolving credit borrowings under the Credit Agreement expires on November 14, 1999. At May 31, 1996, the Company had $48.8 million of additional indebtedness available to be drawn on a revolving credit basis under the Credit Agreement. Revolving credit borrowings have primarily been used to increase inventory levels, to finance normal trade credit for customers, to make interest payments on debt issued in connection with the Recapitalization and to make capital expenditures. The Credit Agreement contains a number of covenants, with which the Company believes it was in compliance or as to which it has obtained waivers of compliance as of the date hereof. The Company expects to amend the Credit Agreement to permit total revolving credit borrowings of up to $310 million, subject to the Borrowing Base (as defined) in order to meet the Company's longer term needs. The Company intends to use a portion of its revolving credit borrowings to fund long-term non-working capital requirements. There can be no assurance that the Company will be able to increase its available credit under the Credit Agreement. The Company believes that, upon amendment of its Credit Agreement, cash flow from operations and availability of revolving credit borrowings under the Credit Agreement will provide adequate funds for its working capital needs, planned capital expenditures and debt service obligations. The Company is highly leveraged, and its ability to fund its operations and make planned capital expenditures, to make scheduled payments and to refinance its indebtedness depends on its future operating performance and cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond its control.

     The Company's longer term liquidity needs include (a) required quarterly amortization payments on the term loans under the Credit Agreement, consisting of $.7 million from March 31, 1996, $1.0 million from March 31, 1997 and greater amounts on or after March 31, 1998 and (b) payments of interest and principal on the Senior

Subordinated Notes. The amortization requirements for amounts outstanding on the term loans under the Credit Agreement may be increased if the Credit Agreement is amended. See Note 7 to the Consolidated Financial Statements included herein.

     The Company made capital expenditures of approximately $15.4 million during fiscal 1996 and expects to make capital expenditures of approximately $12.3 million (including $2.9 million for HealthRider) in 1997. Such expenditures are primarily for expansion of physical plant, purchases of additional or replacement manufacturing equipment and revisions and upgrades in plant tooling. The Company also made research and development expenditures in 1996 of approximately $6.8 million, and expects to make research and development expenditures of approximately $7.8 million in 1997.

     If the Company completes the acquisition of assets from Weider Sports or CanCo, it will fund such acquisitions with borrowings under the Credit Agreement.

     HealthRider had operating lease payments (generally short term) for kiosks and stores of approximately $5.6 million in the six months ended June 30, 1996. HealthRider also had non-cancelable long term operating lease obligations of $5.3 million as of December 31, 1995. In addition, as of June 30, 1996, HealthRider had capitalized lease payment obligations (including interest) of approximately $38.0 million. The Company assumed these liabilities in connection with the HealthRider Acquisition. The Company also assumed accounts payable and other accrued payables of approximately $30.0 million in connection with the HealthRider Acquisition which will become due and payable within 60 to 90 days after the closing of the HealthRider Acquisition. The Company will fund such payments with borrowings under the Credit Agreement.

INFLATION AND FOREIGN CURRENCY FLUCTUATIONS

     Although the Company cannot accurately predict the precise effect of inflation on its operations, it does not believe that inflation has had a material effect on sales or results of operations in recent years. The Company does import some finished products and components from Canada and Asia. All purchases from Asia have been fixed in U.S. dollars and, therefore, the Company has not been subject to foreign currency fluctuations on such purchases, although the Company's vendors may respond to foreign currency fluctuations by seeking to raise their prices. Purchases of inventory from Canada have been settled in Canadian dollars and therefore the Company has been subject to fluctuations in the value of the Canadian dollar which could have an impact on the Company's operating results. In connection with the importation of products and components from Canada, the Company from time to time engages in hedging transactions by entering into forward contracts for the purchase of Canadian dollars which are designed to protect against such fluctuations. The Company's hedging transactions do not subject it to exchange rate risk because gains and losses on these contracts offset losses and gains on the transaction being hedged. The unhedged portion of purchases from Canada is not significant.

     In addition, the Company, in the first quarter of 1996, began to directly market its products in the European market. With respect to countries other than the United States, the United Kingdom, France, Germany, the Benelux countries, Italy, Austria, Switzerland and Mexico, the Company has granted Weider Sports certain exclusive and non-exclusive rights to distribute certain of the Company's products. Under this distribution agreement, Weider Sports purchases the Company's products in U.S. dollars and, therefore, the Company is not subject to foreign currency fluctuations on such sales although the volume of such sales may be affected by exchange rates. Sales made in Europe by the Company itself, outside of the Weider Sports distribution agreement, have been made in European currencies and are currently not hedged by the Company, while the related expenses are principally in U.S. and Canadian dollars. If the Company completes the acquisition of certain assets of Weider Sports, including Weider Sports' rights under the distribution agreement, the Company will make sales in other foreign countries in local currencies. Therefore, the Company has been, and expects to be increasingly, subject to the fluctuations in the foreign currency market which could have an impact on the Company's operating results. As sales volume in Europe grows, the Company may begin to try to manage related foreign currency exchange risk through hedging transactions.

HEALTHRIDER

     In August 1996, the Company completed the HealthRider Acquisition. HealthRider's fiscal year ends on December 31 of each calendar year. HealthRider's flagship product is the HealthRider, a brand of upright rower. In aggregate and excluding related freight revenues, sales of upright rowers (including the HealthRider) accounted for 94.4% and 93.4% of HealthRider's net sales in calendar 1995 and the first six months of calendar 1996, respectively. In calendar 1995 and for the first six months of calendar 1996, purchases from Parkway accounted for approximately 73.5% and 54.3%, respectively, of total upright rower purchases by HealthRider.

     HealthRider experienced a substantial, continuing and accelerating deterioration of its business since the beginning of calendar 1996. HealthRider increased its selling expense for infomercials to $14.5 million (net of a write-off of video production costs of $1.6 million) in the first quarter of 1996 compared to $8.5 million in the first quarter of 1995 and committed to purchase substantially increased volumes of inventory in anticipation of sales increases. Despite the substantial increase in advertising expenditures, HealthRider's total sales increased only modestly to $75.0 million in the first quarter of 1996 from $57.9 million in the first quarter of 1995, while its total infomercial sales decreased by $8.6 million in the same period. These events compounded working capital difficulties that HealthRider was already experiencing, causing HealthRider to reduce selling expense for infomercials to $5.7 million in the second quarter of 1996 from $10.8 million in the second quarter of 1995, which contributed to substantial declines in HealthRider's sales. HealthRider reported net sales in the second quarter of 1996 of $38.2 million compared to $59.1 in the second quarter of 1995. HealthRider also reported an operating loss for the first half of 1996 of $4.6 million compared to operating income for the first half of 1995 of $16.5 million. HealthRider's inventory at June 30, 1996 was $23.1 million compared to $5.5 million at June 30, 1995. Inventory in the health and fitness industry is usually at its lowest point in the spring and early summer. The Company believes that the decline in HealthRider's sales is due in part to a general weakening of market demand for upright rowers and the partial saturation of the audience that can be reached through infomercials. The Company also believes that HealthRider's working capital crisis was exacerbated by lower than expected revenues, by higher per minute costs of infomercials and by more lenient payment terms and deferred payment plans. The Company expects to terminate these plans upon consummation of the HealthRider Acquisition.

     The HealthRider Acquisition was structured as an asset purchase and will be accounted for under the purchase method of accounting. The Company expects to write-up the book value of inventory and to write-down the historical book value of property, plant and equipment and other long-term assets acquired. The Company will recognize a significant, non-recurring, non-cash increase in cost of goods sold in the second and third quarters of 1997 which is not expected to exceed approximately $26.2 million (due to the fact that the Company's purchase accounting for the HealthRider Acquisition will include the writing-up of the book value of the acquired HealthRider inventory to fair market value less estimated sales costs). Following the sale of the acquired inventory, the Company may be able to improve profitability through greater manufacturing efficiency.

     In addition, the HealthRider Acquisition is expected to result in expenses of approximately $5.0 million in the second and third quarters of 1997 related to the integration of HealthRider into the Company's business. These expenses are expected to include the cost of severance, plant relocation expenses, expenses associated with closing unprofitable kiosks and other fees and expenses. The majority of integration related expenses is expected to be expensed in the second and third quarters of 1997.

     The Company's plan for integrating HealthRider into its business includes:
(i) marketing a broad line of products such as treadmills, stair steppers and cross-country skiing machines under the HealthRider brand name through HealthRider's established distribution channels; (ii) altering direct response advertising with respect to HealthRider products with the goal of enhancing the Company's return on its advertising investment; and (iii) realizing synergies from the HealthRider Acquisition by integrating the Company's and HealthRider's operations.

     Following the HealthRider Acquisition, the Company expects to increase its net sales, but by substantially less than 100% of HealthRider's net sales. The Company expects to recognize significant, non-recurring, non-cash charges in the second and third quarters of 1997 related to the fact that the Company's purchase accounting for the HealthRider Acquisition will include writing-up the book value of the acquired HealthRider inventory to fair market value less estimated sales costs, which will result in higher cost of goods sold and lower gross profit until the acquired inventory has been sold. Following the sale of the acquired inventory, the Company may be able to improve profitability through greater manufacturing efficiency. The Company also expects that its overall selling expenses will rise as a result of HealthRider's direct response advertising. This may be offset somewhat through cost savings on combined overhead.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- ----------------------------------------------------

                  Index to Consolidated Financial Statements
                  ------------------------------------------
                                 and Schedules
                                 -------------

                                                                         Page
                                                                         ----
Report of Independent Accountants ......................................... 65
INDEPENDENT AUDITORS' REPORT .............................................. 66
Consolidated Balance Sheets ............................................... 67
Consolidated Statements of Income ......................................... 68
Consolidated Statements of Stockholders' Equity ........................... 69
Consolidated Statements of Stockholders' Equity (continued) ............... 70
Consolidated Statements of Cash Flows ..................................... 71

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
- -------------------------------------------------------------------------
FINANCIAL DISCLOSURE
- --------------------
                                                          None

                                   PART III

         ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS
         -------------------------------------------------------------

     DIRECTORS AND EXECUTIVE OFFICERS

     The directors and executive officers of the Company, and their ages, are as follows:

            NAME            AGE                    POSITION
   -----------------------  ---     -----------------------------------------
     Scott R. Watterson...   41     Chairman of the Board and Chief Executive
                                    Officer

     Gary E. Stevenson....   41     President, Chief Operating Officer and
                                    Director

     Eric Weider..........   32     Vice Chairman of the Board
     Robert C. Gay........   44     Vice Chairman of the Board
     Richard Renaud.......   49     Director
     Ronald P. Mika.......   35     Director
     Geoffrey S. Rehnert..   38     Director
     S. Fred Beck.........   38     Chief Financial and Accounting Officer, Vice
                                    President and Treasurer

     Lynn C. Brenchley....   50     Vice President, Business Development
     David J. Watterson...   37     Vice President, Marketing and Research and
                                    Development

     Jon M. White.........   48     Vice President, Manufacturing
     William T. Dalebout..   48     Vice President, Design
     Brad H. Bearnson.....   42     General Counsel and Secretary

     SCOTT R. WATTERSON. Mr. Watterson has served as President and Chief Executive Officer of Weslo since he co-founded Weslo in 1977 and has served as President and Chief Executive Officer of ProForm since 1988. Effective as of the Recapitalization Closing, Mr. Watterson became Chairman of the Board and Chief Executive Officer of the Company. David Watterson is Mr. Watterson's brother.

     GARY E. STEVENSON. Mr. Stevenson has served as Chief Operating Officer of Weslo since he co-founded Weslo in 1977 and has served as Chief Operating Officer of ProForm since 1988. Effective as of the Recapitalization Closing, Mr. Stevenson became President, Chief Operating Officer and a Director of the Company.

     ERIC WEIDER. Mr. Weider became Vice Chairman of the Board of Directors of the Company effective as of the Recapitalization Closing. Mr. Weider has been a member of the Board of Directors of WHF since 1988. Mr. Weider has worked in an executive capacity for WSG since 1988 and became its chief executive officer in 1990. Mr. Weider earned his M.B.A. at the University of Toronto.

     ROBERT C. GAY. Mr. Gay became Vice Chairman of the Board of Directors of the Company effective as of the Recapitalization Closing. Mr. Gay has been a Managing Director of Bain Capital since April 1993 and has been a General Partner of Bain Venture Capital since February 1989. From 1988 through 1989, Mr. Gay was a principal of Bain Venture Capital. In addition, Mr. Gay is a director of Alliance Entertainment Corp., American Pad & Paper Company, GT Bicycles, Inc., GS Industries, Inc. and its subsidiary GS Technologies Operating Co., Inc., and Physio-Control International Corporation.

     RONALD P. MIKA. Mr. Mika became a Director of the Company effective as of the Recapitalization Closing. Mr. Mika has been a Principal of Bain Capital since December 1992 and was an associate of Bain Capital from August 1989 through November 1992.

     GEOFFREY S. REHNERT. Mr. Rehnert became a Director of the Company effective as of the Recapitalization Closing. Mr. Rehnert has been a Managing Director of Bain Capital since April 1993 and has been a General Partner of Bain Capital since 1986. Mr. Rehnert is also a director of GT Bicycles, Inc., Worldcorp, Inc., FTD, Inc., KollMorgen Corporation and U.S. Order, Inc.

     RICHARD RENAUD. Mr. Renaud became a Director of the Company effective as of the Recapitalization Closing. Mr. Renaud has been a member of the Board of Directors of WHF since 1986 and became Chairman in July 1994 and President and Chief Executive Officer in January 1994. Mr. Renaud is also currently a director of a number of companies, including CS Resources Limited (of which he is Chairman), an oil and gas company; Marleau Lemire, Inc., an investment bank; MPACT Immedia Inc., an electronic data interchange company; and Micro-Tempus Inc., a conductivity company. From January 1987 to May 1992, he served as Vice Chairman of Dundee Bancorp Inc., a merchant bank and asset management company, and continues to serve as a director of that company. Mr. Renaud is a chartered accountant.

     S. FRED BECK. Mr. Beck has served as the Chief Financial Officer of Weslo since 1989. Mr. Beck became Chief Financial and Accounting Officer, Vice President and Treasurer of the Company as of the Recapitalization Closing.

     LYNN C. BRENCHLEY. Mr. Brenchley has served as Vice President of Business Development of Weslo since 1990 and has continued in that position with the Company since the Recapitalization Closing. Prior to 1990, he was Vice President and General Manager of Thorn Apple Valley, a meat processor.

     DAVID J. WATTERSON. Mr. Watterson has served as Vice President of Marketing and Research and Development of Weslo since 1992 and has continued in that position with the Company since the Recapitalization Closing. Prior to 1992, Mr. Watterson served as Vice President of Sales of Weslo. Scott Watterson is David Watterson's brother.

     JON M. WHITE. Mr. White has served as Vice President of Manufacturing of Weslo since 1988 and has continued in that position with the Company since the Recapitalization Closing.

     WILLIAM T. DALEBOUT. Mr. Dalebout has served as Vice President of Design of Weslo since 1987 and has continued in that position with the Company since the Recapitalization Closing.

     BRAD H. BEARNSON. Mr. Bearnson presently serves as General Counsel and Secretary. Mr. Bearnson first joined the Company in March of 1995 prior to which he represented the Company and its predecessors, ProForm and Weslo, as outside counsel since 1983. Prior to March, 1995, Mr. Bearnson was a shareholder with the law firm of Olson & Hoggan, P.C. Mr. Bearnson is also a certified public accountant.

ITEM 11.  EXECUTIVE COMPENSATION
- ---------------------------------

     The following table sets forth information concerning the compensation for 1996, 1995 and 1994 for Mr. Scott Watterson and the Company's other four most highly compensated executive officers (collectively, the "named executive officers"):


                           SUMMARY COMPENSATION TABLE

                                                                            LONG-TERM        ALL OTHER
                                                                            ---------        ---------
       NAME AND PRINCIPAL POSITION             ANNUAL COMPENSATION        COMPENSATION     COMPENSATION
- ------------------------------------------  --------------------------  -----------------  ------------
                                                                          OPTIONS(#)(1)       ($)(2)
                                                                          -------------       ------
                                            YEAR   SALARY   BONUS ($)
                                            ----   ------   ---------
                                                   ($)
                                                   ---
Scott R. Watterson(3)                       1996  450,000     690,660      469,988(4)(5)      22,791(6)
  Chairman of the Board and Chief           1995  325,000     423,704        447,279       2,402,060(7)
  Executive Officer                         1994  450,000   1,968,144                            900

Gary E. Stevenson(3)                        1996  400,000     690,660      375,251(4)(8)      22,952(6)
  President and Chief Operating Officer     1995  300,000     423,704        368,014       1,901,400(7)
                                            1994  400,000   1,405,817                          1,000

S. Fred Beck                                1996  168,000     149,000       62,285(9)(10)      1,578
  Chief Financial and Accounting Officer    1995  160,000     105,926         52,843           2,981
  Vice President and Treasurer              1994  125,000      71,121                            788

David J. Watterson                          1996  205,000     149,000       62,285(9)(10)      1,547
  Vice President, Marketing and Research    1995  195,000     105,926         52,843           2,450
  and Development                           1994  167,000      71,121                            650

Jon M. White                                1996  105,000     149,000      37,870(11)(12)      2,237
  Vice President, Manufacturing             1995  100,500     105,926         35,229           2,351
                                            1994   90,500      71,121                            409

______________________
 (1) Options to purchase shares of IHF Capital Common Stock.
 (2) Includes amounts contributed by the Company for the benefit of the named executive officers under the Company's 401(k) Plan.
 (3) The table does not reflect the consulting fees that Scott Watterson and Gary Stevenson may receive from CanCo equal to an aggregate of 14% of its pre-tax earnings up to the time that the Company's option to acquire CanCo's assets is exercised and closed or expires. The Company has given notice of its intention to exercise this option and may purchase the assets of CanCo, subject to satisfactory completion of certain conditions, including due diligence. The purchase of the CanCo assets has not yet been completed due to complications related to the WHF Litigation. See Item 3. "Legal Proceedings," Item 13. "Certain Relationships and Related Transactions," and Note 12 of the Notes to the Consolidated Financial Statements. The Company may terminate its option to purchase CanCo's assets any time prior to closing. Prior to the Recapitalization, Scott Watterson and Gary Stevenson owned a 14% aggregate equity interest in CanCo.

 (4) Includes options for 90,588 shares of Class A Common Stock granted in connection with the Recapitalization at an exercise price of $30.87 per share, which was substantially above market value. In March 1996, the exercise price of these options was reset to $8.92 per share, which was the then current fair market value of the Class A Common Stock.

 (5) Includes options to purchase 341,053 shares of Class A Common Stock at $5.80 per share which were granted in May 1996 when the then current fair market value of such stock was $8.92 per share.

 (6) Includes $19,722 and $19,802 paid on behalf of Scott
     Watterson and Gary Stevenson, respectively, for legal fees and expenses.

 (7) Includes $2.3 million and $1.8 million received by Scott Watterson and Gary Stevenson, respectively, in connection with a four-year agreement to not compete with the Company in certain specified businesses and also includes $99,500 paid to each of Scott Watterson and Gary Stevenson by the Company as reimbursement for legal fees and expenses incurred by them in connection with the Recapitalization.

 (8) Includes options to purchase 246,316 shares of Class A Common Stock at $5.80 per share which were granted in May 1996 when the then current fair market value of such stock was $8.92 per share.

 (9) Includes options for 7,549 shares of Class A Common Stock granted in connection with the Recapitalization at an exercise price of $30.87 per share, which was substantially above market value. In September 1995 the exercise price of these options was reset to $5.80 per share, which was the then current fair market value of the Class A Common Stock.

(10) Includes options to purchase 54,736 shares of Class A Common Stock at $5.80 per share which were granted in May 1996 when the then current fair market value of such stock was $8.92 per share.

(11) Includes options for 5,033 shares of Class A Common Stock granted in connection with the Recapitalization at an exercise price of $30.87 per share, which was substantially above market value. In September 1995 the exercise price of these options was reset to $5.80 per share, which was the then current fair market value of the Class A Common Stock.

(12) Includes options to purchase 32,837 shares of Class A Common Stock at $5.80 per share which were granted in May 1996 when the then current fair market value of such stock was $8.92 per share.

     The following table sets forth information concerning options granted to purchase IHF Capital Class A Common Stock to each of the named executive officers in the last fiscal year:

                                            OPTIONS GRANTED IN LAST FISCAL YEAR

                                                             MARKET
                                                            PRICE OF
                              % OF TOTAL                     COMMON                     POTENTIAL REALIZABLE VALUE AT
                                OPTIONS                     STOCK ON                         ASSUMED ANNUAL RATES
                               GRANTED                      DATE OF                      OF STOCK PRICE APPRECIATION
                 OPTIONS    TO EMPLOYEES IN   EXERCISE       GRANT     EXPIRATION           FOR OPTION TERM($)(4)
NAME            GRANTED(#)    FISCAL YEAR    PRICE($/SH)     ($/SH)       DATE         0%             5%                10%
- ----            ---------     -----------    ----------     --------      ----       --------------------------------------
SCOTT R.           90,588               7.6        8.92(2)      8.92     11/14/04         -            445,498    1,097,313
WATTERSON         341,053              28.7        5.80         8.92      5/22/06     1,064,085      2,977,304    5,912,557
                   38,347               3.2        5.80         5.80      6/13/05         -            139,874      354,468

GARY E.            90,588               7.6        8.92(2)      8.92     11/14/04         -            445,498     1,097,313
STEVENSON         246,316              20.7        5.80         8.92      5/22/06        768,506     2,150,275    4,270,179
                   38,347               3.2        5.80         5.80      6/13/05         -            139,874       354,468

S. FRED             7,549                .6        5.80(3)      5.80     11/14/04         -            24,139        59,458
BECK (1)           54,736               4.6        5.80         8.92      5/22/06      170,776        477,831       948,913

DAVID J.            7,549                .6        5.80(3)      5.80     11/14/04         -             24,139       59,458
WATTERSON(1)       54,736               4.6        5.80         8.92      5/22/06      170,776         477,831      948,913

JON M.              5,033                .4        5.80(3)      5.80     11/14/04         -             16,094       39,641
WHITE (1)          32,837               2.8        5.80         8.92      5/22/06      102,451         286,658      569,268

(1) One third of the options granted to these employees vest each year on November 14 and all such options will vest upon the earlier of a change of control or the consummation of a public Offering. As of the end of 1996, one third of these options had vested.

(2) The exercise price with respect to these options was reset in March 1996 from $30.87 to $8.92 per share, which was the then current fair market value of the Class A Common Stock.

(3) The exercise price with respect to these options was reset in September 1995 from $30.87 to $8.92 per share, which was the then current fair market value of the Class A Common Stock.

(4) These potential realizable values are based on assumed rates of appreciation required by applicable regulations of the Commission. The potential realizable values stated are not discounted to their present value. As of May 31, 1996 there was no market for the Company's Common Stock. There have been no arm's-length sales of the Company's Common Stock since the closing of the Recapitalization. The assumed value of the Class A Common Stock at May 31, 1996 was $8.92 per share.

   The following table sets forth information as of May 31, 1996, concerning options of the Company exercised by each of the named executive officers in 1996 and year end option values:


                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR END OPTION VALUES(1)

                                                                                                        VALUE OF UNEXERCISED
                                                                                                            IN-THE-MONEY
                                                                                                             OPTIONS AT
                                                                    NUMBER OF UNEXERCISED                  FY-END ($)(2)
                                                                    OPTIONS AT FY-END (#)
                      SHARES ACQUIRED        VALUE                                                          EXERCISABLE/
                      ----------------  ---------------                                                     ------------
                      ON EXERCISE (#)   REALIZED ($)(2)           EXERCISABLE/UNEXERCISABLE                UNEXERCISABLE
                      ----------------  ---------------  -------------------------------------------       -------------
                                                               IHF
                          CLASS A           CLASS A         HOLDINGS          CLASS A       CLASS L    CLASS A      CLASS L
                           COMMON           COMMON           SERIES            COMMON        COMMON     COMMON       COMMON
        NAME               STOCK             STOCK       PREFERRED(2)(3)       STOCK         STOCK      STOCK        STOCK
Scott Watterson              --                --            585.8          379,400/0(4)  48,620/0  183,728.00  3,141,016.73
Gary Stevenson               --                --            455.6          284,663/0(4)  37,816/0  888,148.56  2,443,009.43
S. Fred Beck               15,098            86,059            --       62,285/30,196       --      460,657.92       --
David J. Watterson           --                --              --       77,383/30,196       --      593,822.28       --
Jon M. White               10,065            57,371            --       37,870/20,131       --      295,709.83       --

_________________
(1) This table includes options issued in connection with the Recapitalization in exchange for previously outstanding options to purchase stock of the Recapitalized Companies.

(2) As of May 31, 1996 there was no market for the Company's Common Stock or IHF Holdings Preferred Stock. For purposes of the calculations in this table, the fair value of one share of the Company's Class A Common Stock was assumed to be $8.92, the fair value of one share of its Class L Common Stock was assumed to be $68.54, and the fair value of one share of IHF Holdings Preferred Stock is assumed to be $4,000 at the close of fiscal 1996. There have been no other arm's-length sales of the Company's Common Stock or IHF Holding's Preferred Stock since the Closing of the Recapitalization.

(3) All of Messrs. Watterson's and Stevenson's options on their IHF Holdings Preferred Stock will be redeemed in connection with a public Offering.

(4) The options held by Messrs. Watterson and Stevenson include options for 48,620 and 37,816 shares of Class L Common Stock, respectively, granted pursuant to the Recapitalization.

 1994 STOCK OPTION PLAN

     In November 1994, IHF Capital adopted its 1994 Stock Option Plan, as amended (the "1994 Stock Option Plan") which provides for the grant to certain eligible employees of either incentive stock options, nonstatutory options or both. No employee shall be entitled to grants of options in excess of 700,000 shares. A total of 2,110,207 shares of Class A Common Stock has been authorized for issuance under the 1994 Stock Option Plan, which is administered by the Board of Directors or a committee thereof, of which 686,273 shares have been issued or cancelled and 1,423,934 represent outstanding stock options.

 1996 STOCK OPTION PLAN

     The Company's Board of Directors adopted the IHF Capital, Inc. 1996 Stock Option Plan (the "1996 Stock Option Plan") which provides for the grant to certain eligible employees of either incentive stock options, non-qualified options or both. The 1996 Stock Option Plan is subject to approval by the vote of a majority of the Company's stockholders and will otherwise satisfy the requirements of Rule 16b-3 under the 1934 Act. All options issued pursuant to the 1996 Stock Option Plan are expected to have an exercise price equal to the then current market value of IHF Capital's Common Stock. The 1996 Stock Option Plan will provide that options may be granted during fiscal 1997 for an equivalent of approximately 825,000 shares of Class A Common Stock and that options may thereafter by granted in each year for five years for up to 1% of the capital stock of the Company that will be outstanding immediately after a public offering of IHF Capital's Common Stock. The 1996 Stock Option Plan will terminate on May 31, 2002 and will be administered by the Board of Directors or a committee thereof.

COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company did not maintain a compensation committee during 1996. Messrs. Scott Watterson's and Stevenson's 1996 compensation was determined prior to the Recapitalization pursuant to employment contracts that had been in place since 1989 and after the Recapitalization pursuant to the newly entered into employment agreements described below. Messrs. Watterson and Stevenson participated in the deliberations concerning the compensation of other officers, and Mr. Beck participated in the deliberations concerning the compensation of officers other than himself and Messrs. Watterson and Stevenson. See Item 13. "Certain Relationships and Related Transactions."

COMPENSATION OF DIRECTORS

     The Company's directors did not receive any compensation for serving on its Board of Directors in 1996, and are not entitled to receive compensation in connection with their current service. Directors are reimbursed for their out-of-pocket expenses incurred in connection with their service as directors. The Company also maintains liability insurance policies for the Company's directors. See Item 13. "Certain Relationships and Related Transactions-- Management Fees."

EMPLOYMENT AGREEMENTS

     Concurrent with the Recapitalization Closing, Scott Watterson and Gary Stevenson entered into five-year employment agreements with the Company. The Company and Messrs. Watterson and Stevenson have discussed certain proposed amendments to the employment agreements which have not yet been agreed to (as proposed to be amended, the "Employment Agreements"). The Employment Agreements provide for the employment of Mr. Watterson as Chairman and Chief Executive Officer with a base salary as of June 1, 1995 of $450,000 and Mr. Stevenson as President and Chief Operating Officer with a base salary of $400,000 and provide for their respective levels of participation in the management stock option and deferred compensation plans. In every other material respect, the contracts are substantially identical.

     Under the Employment Agreements, the executive's salary may be adjusted upwards at the discretion of the Board of Directors, and the executive is entitled to the use and cost of operation of a car of his choice and to participate in the life, welfare and health insurance plans and other fringe benefit programs made available by the Company to its senior executive officers (including such deferred compensation plans as may be established by the

Board of Directors for such executives). Each executive is also entitled to participate in a bonus program providing for a bonus equal to a percentage of pre-interest (excluding revolving credit interest), pre-tax, pre-bonus consolidated profits of the Company not taking into account certain changes in depreciation, amortization, or certain other changes due to the Recapitalization, which percentage shall equal 1.3% for 1996, 1.4% for 1997 and thereafter a percentage established by the Board of Directors which cannot be less than 1.4%; provided, however, no bonus will be paid unless the Company's pre-interest (excluding revolving credit interest), pre-tax, pre-bonus consolidated profits exceed a level to be set by the Board of Directors based on budgets by management for periods after 1995 and which level for 1995 and 1996 is 3% of net sales.

     Each executive's employment under his Employment Agreement terminates automatically upon death or bankruptcy of the executive, and is terminable by the Company for cause as provided in each agreement, upon six months' disability, or without cause. For these purposes, "cause" includes willful misconduct, gross negligence, commission of a crime involving material harm, commission of a crime of moral turpitude, willful insubordination and failure to comply with certain covenants under the Employment Agreements. The provisions providing for termination upon bankruptcy of the executive may not be enforceable under the U.S. Bankruptcy Code, however. Each executive may similarly terminate his employment immediately for cause as provided in his Employment Agreement or for any reason upon six months' notice. In the event of termination by the Company for cause or upon death or bankruptcy (if such termination is legally enforceable), the executive is not entitled to further salary, benefits or bonus. Upon termination by the executive, the Company may at its option continue the executive's employment for the notice period or terminate the executive's employment. Upon termination by the Company without cause or upon termination by the executive with or without cause, the Company is obligated to pay the executive his salary and bonus for a period of two years from the date of termination. Upon termination by the Company upon the executive's disability, the Company is obligated to pay as severance an amount equal to one month's base salary then in effect for each calendar year or part thereof elapsed since January 1, 1988, provided that such severance pay is reduced by payments under applicable disability insurance.

     The Employment Agreements prohibit the executives from engaging in outside business activity during the term, except that the executive may sit on outside business and charitable boards approved by the Board of Directors, make passive investments in noncompeting businesses, as defined in the Employment Agreement and spend up to five hours per week subject to a maximum of 100 hours per year counseling noncompeting businesses in which he invests. The Employment Agreements provide for customary confidentiality obligations and, in addition, a noncompetition obligation for a period of four years following termination (two years if the executive quits or is terminated without cause except that the Company may at its option extend such period for up to two additional years by paying the executive his salary and bonus during the extended period). The Employment Agreements also limit each executive's liability to the Company to the extent of such executive's salary, bonus and other compensation received by the executive during the fiscal year in which termination occurs plus any compensation which subsequently accrues to such executive. This limitation does not apply in the case of an executive's theft, fraud, embezzlement, violation of the confidentiality, notice, or non-competition provisions of his Employment Agreement, breach of the executive's non-competition agreement or certain other matters and is subject in any event to a maximum liability of $1.24 million in the case of each of Messrs. Watterson and Stevenson (including any liabilities under the indemnification provisions of the Master Transaction Agreement, as defined below) for violation of the confidentiality, notice upon resignation, and non-competition provisions.

CERTAIN BENEFITS OF RECAPITALIZATION TO SENIOR MANAGEMENT

     As a part of the Recapitalization, Mr. Scott Watterson and Mr. Gary Stevenson received in exchange for their options to purchase Capital Stock of Weslo and ProForm: (i) the Redeemable Options, which IHF Capital redeemed after the Closing for $14.83 million in the case of Mr. Watterson and $11.53 million in the case of Mr. Stevenson;

(ii) options to purchase an additional 486,199 shares of Class A Common Stock (which have since been exercised) and 48,620 shares of Class L Common Stock of IHF Capital in the case of Mr. Watterson and 378,155 shares of Class A Common Stock (which have since been exercised) and 37,815 shares of Class L Common Stock of IHF Capital in the case of Mr. Stevenson at an exercise price of $0.00397 per share of Class A Common Stock and $3.93482 per share of Class L Common Stock; (iii) options to purchase 585.8 shares of Series A-2 IHF Holdings Preferred Stock in the case of Mr. Watterson and 455.6 shares of Series A-2 IHF Holdings Preferred Stock in the case of Mr. Stevenson, with each such share of Series A-2 IHF Holdings Preferred Stock having a liquidation preference as of the Closing of the Recapitalization of $4,000 per share and each such option having an exercise price of $158.98 per share; and (iv) Warrants to purchase 25,478 shares of Class A Common Stock of IHF Capital in the case of Mr. Watterson and Warrants to purchase 19,816 shares of Class A Common Stock of IHF Capital in the case of Mr. Stevenson, with each Warrant having been exercised at a strike price of $.10 per share. The per share price of Class A Common Stock being paid in the Recapitalization was $0.10, and the per share price of Class L Common Stock being paid in the Recapitalization was $99.00. See Item 12. "Security Ownership of Certain Beneficial Owners and Management." Messrs. Watterson and Stevenson also received employee stock options. The Company reimbursed $199,000 of Messrs. Watterson's and Stevenson's legal fees and expenses in connection with the Recapitalization and will maintain certain directors' and officers' liability insurance policies for the benefit of Messrs. Watterson and Stevenson and the Company's other directors and officers. Messrs. Watterson and Stevenson also entered into four-year agreements not to compete with the Company in certain specified businesses for which they received $2.3 million and $1.8 million, respectively. Messrs. Watterson and Stevenson will also receive a consulting fee from CanCo equal to an aggregate of 14% of its pretax earnings until the Company's option to acquire CanCo's assets is exercised or expires. Prior to the Recapitalization, Messrs. Watterson and Stevenson owned a 14% aggregate equity interest in CanCo. Messrs. Watterson and Stevenson also entered into the employment agreements with ICON described above under "Employment Agreements."

     In the Recapitalization, each of Messrs. Beck, David Watterson, White and Dalebout received, in exchange for his common stock in certain of the Recapitalized Companies, 63,400 shares of Class A Common Stock and 6,340 shares of Class L Common Stock of IHF Capital. Each of Messrs. Beck and David Watterson also purchased 11,700 shares of Class A Common Stock and 1,170 shares of Class L Common Stock, with the proceeds of loans from IHF Capital in the amount of $116,987.13 and the par value in cash. Each of Messrs. White and Dalebout purchased 7,750 shares of Class A Common Stock and 775 shares of Class L Common Stock, with the proceeds of a loan from IHF Capital in the amount of $77,491.48 and the par value in cash. The Company received from each of Messrs. Beck, David Watterson, White and Dalebout an option to purchase certain of the IHF Capital shares held by these individuals. IHF Capital exercised these options in January of 1995. Upon exercise, IHF Capital received from Mr. Beck 45,950 shares of its Class A Common Stock and 4,595 shares of its Class L Common Stock in exchange for $459,500; from Mr. Watterson 45,100 shares of its Class A Common Stock and 4,510 shares of its Class L Common Stock in exchange for $451,000; and from each of Messrs. White and Dalebout 44,900 shares of its Class A Common Stock and 4,490 shares of its Class L Common Stock in exchange for $449,000. Other members of management purchased an aggregate of 82,800 shares of Class A Common Stock and 8,280 shares of Class L Common Stock, for an aggregate purchase price of $828,000, $560,500 of which was payable by these members of senior management in cash, and the balance with the proceeds of loans from IHF Capital. All members of the Company's senior management will also participate in IHF Capital's employee stock option arrangements.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- -------------------------------------------------------------------------

     IHF Holdings owns all of the outstanding common stock of ICON, and IHF Capital owns all of the outstanding common stock of IHF Holdings. The following table and notes thereto set forth certain information with respect to the beneficial ownership of IHF Capital's outstanding shares of common stock as of August 25, 1995 by (i) each person known to IHF Capital to beneficially own more than 5% of the outstanding shares of Common Stock of IHF Capital, and (ii) each director and executive officer of IHF Capital individually and (iii) all directors and executive officers of IHF Capital as a group.

                                                      Common Stock Beneficially Owned (1)(2)
                                                -------------------------------------------------
                                                 Class L Common Stock     Class A Common Stock
                                                ---------------------    -----------------------
                                                           Percent of                Percent of
                                                Number of  Outstanding   Number of  Outstanding
                                                 Shares       Shares      Shares     Shares (3)
 Names
 -----

 Scott R. Watterson+(3).....................     48,620          7.3%  1,338,356         16.3%
   c/o ICON Health & Fitness, Inc.
   1500 South 1000 West
   Logan, Utah 84321

 Gary E. Stevenson+(4)......................     37,816          5.8   1,050,648         12.9
   c/o ICON Health & Fitness, Inc.
   1500 South 1000 West
   Logan, Utah 84321

 S. Fred Beck(5)............................      2,915            *     106,533          1.4
   c/o ICON Health & Fitness, Inc.
   1500 South 1000 West
   Logan, Utah 84321

 David S. Watterson(6)......................      3,000            *     137,579          1.8
   c/o ICON Health & Fitness, Inc.
   1500 South 1000 West
   Logan, Utah 84321

 Jon M. White(7)............................      2,625            *      94,316          1.2
   c/o ICON Health & Fitness, Inc.
   1500 South 1000 West
   Logan, Utah 84321

 Eric Weider+(8)............................    179,861         29.1     576,629          7.1
   c/o Weider Health and Fitness
   21100 Erwin Street
   Woodland Hills, California  91367

 Richard Renaud+(9).........................    178,245         28.8     560,467          7.1
   c/o TNG Corporation
   1 Place Ville Marie
   Suite 3200 Montreal, Quebec H3B 3Y2
   Canada

Robert C. Gay+(10).........................    359,305         58.2   3,593,050         46.3
  c/o Bain Capital, Inc.
  Two Copley Place, 7th Floor
  Boston, Massachusetts  02116

Ronald P. Mika+(10)........................    359,305         58.2   3,593,050         46.3
  c/o Bain Capital, Inc.
  Two Copley Place, 7th Floor
  Boston, Massachusetts 02116

Geoffrey S. Rehnert+(10)...................    359,305         58.2   3,593,050         46.3
  c/o Bain Capital, Inc.
  Two Copley Place, 7th Floor
  Boston, Massachusetts 02116

The Bain Funds (10)........................    359,305         58.2   3,593,050         46.3
  c/o Bain Capital, Inc.
  Two Copley Place, 7th Floor
  Boston, Massachusetts 02116

Weider Health and Fitness (9)..............    178,245         28.8     560,467          7.1
  21100 Erwin Street
  Woodland Hills, California 91367

Greyfriars Ltd.............................        ---          ---   1,610,630         20.8
  167 Regent Street
  London W1, England

All directors and executive officers as a
  group (10 persons).......................    634,142         89.9   6,897,111        74.16

________________
*    Less than one percent.
+    Director of IHF Capital.
(1) The Common Stock of IHF Capital consists of two classes of shares, par value $.001 per share: Class L Common Stock ("Class L") and Class A
     Common Stock ("Class A"). There are 1.2 million authorized shares of
     Class L and 15 million authorized shares of Class A. At August 25,
     1996, 7,761,804.43 shares of Class L and 7,761,804.43 shares of Class
     A were issued and outstanding. Upon a liquidation of IHF Capital, the Class L are entitled to a pro rata preference, before anything is paid on the Class A, equal to $99 per share (the price at which such shares were issued in the Recapitalization) plus an amount equal to the non-liquidating distributions to which the holders of such shares would otherwise be entitled. After such preference has been paid to holders of Class L, holders of the Class A receive $0.10 per share (the price at which such shares were issued in the Recapitalization), and thereafter holders of the Class A and Class L shares share in any remaining amounts to be distributed based on the number of shares of Class A which would be held by each shareholder as of the applicable record date upon the conversion of all shares of Class L into shares of Class A. In the event of distributions, other than those made in connection with a liquidation of IHF Capital, holders of Class L are entitled to first priority with respect to distributions up to an amount which would generate an internal rate of return on $99 of 10% per year, compounded quarterly beginning as of the Closing. After such preference has been satisfied, holders of Class A and Class L shares share in any remaining amounts based on the number of shares of Class
     A
     which would be held by each shareholder as of the applicable record date upon the conversion of all shares of Class L into shares of Class A. Upon a public offering of shares of Class A, each share of Class L is convertible at the option of IHF Capital into a number of shares of Class A equal to
     (a) 1.0 (subject to certain adjustments), plus (b) the quotient obtained by dividing (x) $99 plus an amount sufficient to generate an internal rate of return on $99 of 10% per year, compounded quarterly (adjusted downwards to reflect any distributions actually made to holders of Class L shares between the date of the Closing and the date of the calculation), by (y) the price per share received by IHF Capital for its Class A issued in the public offering. The Class L and Class A vote together as a single class on all matters, with each share of Class L entitled to a number of votes equal to the number of shares of Class A which would then be received upon conversion of a share of Class L (assuming a public offering at a price per share equal to (a) prior to a public offering, the greater of $0.10 or net book value and (b) after a public offering, an average of recent market prices). The holders of Class L and Class A are not entitled to cumulate their votes in the election of directors, which means that holders of more than half the voting power of the outstanding Class L and Class A can elect all the directors of IHF Capital.
(2) Except as otherwise indicated, (i) the named owner has sole voting and investment power with respect to the shares set forth and (ii) the figures in this table are calculated in accordance with Rule 13d-3, as amended, under the Securities Exchange Act of 1934. All current holders of the securities of IHF Capital are parties to a Stockholders Agreement pursuant to which certain holders affiliated with management of IHF Capital are entitled to elect two directors, certain holders affiliated with WHF are entitled to elect two directors and Bain Capital Fund IV, L.P., Bain Capital Fund IV-B, L.P., BCIP Associates and BCIP Trust Associates, L.P. (collectively, the "Bain Funds") are entitled to fix the number of directors and to elect all remaining directors. In addition, the Bain Funds are entitled to direct how these other shareholders will cast their votes with respect to certain matters, including a public offering of IHF Capital or the disposition of its assets. The Stockholders Agreement also provides for certain "drag-along", "tag-along" and registration rights. The shares reported in this table as owned by a shareholder do not include the shares over which such shareholder has the right to direct the vote pursuant to such Stockholders Agreement.
(3) Includes 48,620 shares of Class L Common Stock and 469,988 shares of Class A Common Stock subject to purchase upon exercise of options that are exercisable within 60 days after August 25, 1996.
(4) Includes 37,816 shares of Class L Common Stock and 375,251 shares of Class A Common Stock subject to purchase upon exercise of options that are exercisable within 60 days after August 25, 1996.
(5) Excludes 30,196 shares of Class A Common Stock subject to purchase upon exercise of options that are not exercisable within 60 days after August 25, 1996.
(6) Excludes 30,196 shares of Class A Common Stock subject to purchase upon exercise of options that are not exercisable within 60 days after August 25, 1996.
(7) Excludes 20,131 shares of Class A Common Stock subject to purchase upon exercise of options that are not exercisable within 60 days after August 25, 1996.
(8) Includes 176,345 shares of Class L Common Stock and 152,820 shares of Class A Common Stock held directly by WHF and 1,900 shares of Class L Common Stock and 407,647 shares of Class A Common Stock subject to purchase upon exercise of warrants held directly by WHF. Mr. Weider is a director and executive officer of WHF. Excludes shares held by Greyfriars Ltd., which is an indirect wholly-owned subsidiary of a trust of which Mr. Weider is a beneficiary.
(9) Includes 176,345 shares of Class L Common Stock and 152,820 shares of Class A Common Stock held directly by WHF and 1,900 shares of Class L Common Stock and 407,647 shares of Class A Common Stock subject to purchase upon exercise of warrants held directly by WHF. Mr. Renaud is Chairman and Chief Executive Officer of WHF.
(10) Includes the shares owned by each of the Bain Funds, of which the named shareholder is deemed the beneficial owner by virtue of being a general partner or principal, or a general partner or a principal of the general partner, of such Bain Fund.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- --------------------------------------------------------

     The following summary, although subject to, and qualified in its entirety by reference to, the agreements summarized below, including the definitions therein of certain terms, is complete in all material respects. It is currently contemplated that certain of the agreements below may be amended. See Item 3. "Legal Proceedings--Proposed Settlement of WHF Litigation."

     MASTER TRANSACTION AGREEMENT. The Original Shareholders, the optionholders of the Recapitalized Companies and the Company are parties to a First Amended and Restated Master Transaction Agreement, dated as of October 12, 1994 (the "Master Transaction Agreement"), providing for certain of the transactions constituting the Recapitalization. Pursuant to the Master Transaction Agreement, among other things, the Original Shareholders and the optionholders of the Recapitalized Companies made certain representations and warranties regarding themselves and the Recapitalized Companies and provided certain indemnities in favor of the Company, and the Company made certain representations and warranties regarding itself and provided certain indemnities in favor of the Original Shareholders and the optionholders of the Recapitalized Companies, subject in the case of such indemnities to certain limitations as to time and amount. The Master Transaction Agreement identifies certain consents of third parties that were required to consummate the Recapitalization. The Company believes that one required consent was not obtained, but that the lack of such consent has not had and will not have a material adverse effect on its financial condition and results of operation.

     WEIDER BRAND NAME. Concurrent with the closing of the Recapitalization, the Company obtained from Weider Sports, WHF, WSG and Weider Europe certain rights to use the Weider name pursuant to two separate exclusive license agreements. Pursuant to the first such license agreement between the Company and Weider Sports (the "Weider Sports License"), Weider Sports granted the Company the exclusive worldwide right and license to use the "Weider" trademark and certain other trademark rights owned by or licensed to Weider Sports in Canada (the "Canadian Trademark Rights") to identify certain fitness and exercise equipment and non-ingestive sports medicine products other than "soft goods" (the "Licensed Products") and certain services related thereto (the "Licensed Services"). Pursuant to the second such license agreement (the "WHF License") by and among the Company as licensee, and WSG, WHF, and Weider Europe as licensors (collectively, the "Licensor"), the Licensor granted the Company the exclusive worldwide right and license to use the "Weider" trademark and certain other trademark rights owned by or licensed to the Licensor in all areas of the world other than Canada (the "U.S. and Other Trademark Rights") to identify Licensed Products and Licensed Services. Under the WHF License, the Licensor has represented and warranted, among other things, that it is the owner or licensee of such trademark rights in the United States, Mexico, the United Kingdom, France, Germany, the Benelux countries, Italy, Austria and Switzerland. Weider Sports pursuant to the Weider Sports License, and WHF, WSG and Weider Europe pursuant to the WHF License, retain the ownership of and right to exploit the Canadian Trademark Rights and the U.S. and Other Trademark Rights, respectively, throughout the world to identify all present or future products other than the Licensed Products and services other than Licensed Services. Under the Weider Sports License, the Company paid a $5 million license fee at the Recapitalization Closing and has a perpetual, fully paid-up license with respect to the Canadian Trademark Rights. Under the WHF License, the Company will pay a royalty with respect to the U.S. and Other Trademark Rights equal to 2% of sales of Licensed Products sold thereunder until such time as the Company has paid an aggregate royalty with respect to such U.S. and Other Trademark Rights equal to $12 million plus an interest factor accruing on the unpaid portion of the royalty at a per annum rate of 10%. The Company has the right to prepay this royalty at any time. When the royalty has been paid in full, the Company will have a perpetual, fully paid up license to such U.S. and Other Trademark Rights. If the royalty has not been paid in full by the tenth anniversary of the Recapitalization Closing, or if sales of the Licensed Products in any fiscal year during the term of the WHF License fall below $5 million Cdn. and the royalty is not thereupon paid in full, the Company's rights under the WHF License will terminate and such rights will revert to the Licensor. The Company recorded license fees of approximately $.5 million and

$.5 million in 1995 and 1996, respectively, under this agreement. The Company has accrued license fees payable to WHF of $.5 million and $.1 million at May 31, 1995 and 1996, respectively. For a description of a proposed amendment to the WHF License, see Item 3. "Legal Proceedings--WHF Litigation" and "-- Proposed Settlement of WHF Litigation."

     PURCHASE OPTION. Under the CanCo Option the Company has the right at any time within 30 months after the closing of the Recapitalization to purchase the net fixed assets, inventory and certain other assets of CanCo at a purchase price equal to aggregate net book value, which is believed by the parties to be the fair market value of such fixed assets, inventory and other assets, and the assumption of certain related leases and contracts. These assets consist primarily of manufacturing facilities (which are leased) which have supplied products to the Recapitalized Companies and other affiliates of WHF and Weider Europe and are continuing to supply products to the Company and affiliates of WHF. In 1994, 1995, and 1996, the Company purchased $7.4 million, $26.4 million and $50.7 million, respectively, of products from CanCo. All such purchases by the Company have been and will continue to be on an arm's length basis at any time when the CanCo Option has not been exercised. The Company will provide management services to CanCo for so long as it has the right to exercise the CanCo Option and will receive a management fee equal to 10% of CanCo's pre-tax earnings before such fee, including reasonable out of pocket expenses. No management fees were received from CanCo in 1995 or in 1996. Scott Watterson and Gary Stevenson are entitled to receive from CanCo an aggregate of 14% of its pre-tax earnings up to the time that the CanCo Option is exercised and closed or expires. In August 1995, the Company gave notice of its intention to exercise the CanCo Option, subject to various conditions. For a description of a proposed amendment to the CanCo option agreement, see Item 3. "Legal Proceedings--WHF Litigation" and "--Proposed Settlement of WHF Litigation" and Note 15 of the Notes to the Consolidated Financial Statements.

     EUROPEAN OPERATIONS. The Company purchased certain fixed assets for approximately $.2 million and assumed certain liabilities (primarily real estate leases) of Weider Europe. It has also hired selected former employees of Weider Europe and its affiliates. These assets and employees, supplemented by the Company's domestic resources, have been used in establishing the Company's presence in targeted European markets. The Company's recently established European operations continue to obtain products and/or components from affiliates of WHF and made purchases from such affiliates of $.4 million in 1996.

     INTERNATIONAL DISTRIBUTION ARRANGEMENTS. Prior to the beginning of 1996, the Company sold products to affiliates of WHF for international distribution, primarily in Europe. In 1994 and 1995 sales by the Company to such affiliates of WHF aggregated $4.9 million and $8.8 million, respectively. Since the beginning of 1996, the Company has been selling its products directly in Europe.

     In connection with the Recapitalization, the Company entered into an agreement with Weider Sports, an affiliate of the Company, under which Weider Sports has exclusive, perpetual, worldwide distribution rights, except as noted below, for certain of the Company's products on the same terms and conditions as those given to the Company's most favored customers in countries other than the United States, the United Kingdom, France, Germany, the Benelux countries, Italy, Austria, Switzerland and Mexico. Weider Sports does not have distribution rights with respect to certain of the Company's products, including products sold under third party brand names.

     Weider Sports' rights are non-exclusive for countries where sales were less than $20,000 Cdn. annually in the two years ending in May 1994 and will become non-exclusive for any country if, after June 1, 1996, sales in that country are less than the greater of (i) $20,000 Cdn. or (ii) 65% of the average sales in that country during the three years ending in May 1994. Weider Sports has the option of maintaining its exclusivity by paying the amount of any shortfall in the minimum performance level but may exercise this right only once for each country.

     There is a dispute between Weider Sports and the Company regarding which countries are exclusive under the distribution agreement.

     If Weider Sports loses its exclusive status for a country and subsequently achieves sales levels in that country that exceed the targeted levels, then Weider Sports will regain its exclusive status for that country unless exclusive distribution arrangements for that country have previously been established with another party. Weider Sports has a right of first refusal on any exclusive distributorship arrangement that the Company proposes to award to a third party in a country where Weider Sports has non-exclusive rights and will forfeit its distribution rights for that country if it does not exercise its right of first refusal.

     Notwithstanding these distribution arrangements, the Company may sell products to U.S. retailers who make purchasing decisions in the U.S. for distribution into Weider Sport's exclusive territory. The Company may also sell non-Weider branded products through other distributors in Japan, Korea and Taiwan. The Company must pay Weider Sports a commission on such sales and must satisfy certain procedural requirements in connection with such sales.

     Under these distribution arrangements, the Company is generally required to make sales to Weider Sports on terms and conditions, including price, payment terms and delivery terms that are as favorable as those extended to any third party and that are as favorable as those prevailing on August 1, 1994.

     The agreement with Weider Sports also provides that Weider Sports and the Company will use their best efforts to negotiate amendments to the distribution agreement in good faith to reflect market terms and conditions for similar arrangements which shall be effective upon the completion of the Offering.

     The Company expects to purchase certain assets of Weider Sports. If this acquisition is completed, the Company will reacquire the distribution rights granted to Weider Sports in connection with the Recapitalization, subject to certain rights granted by Weider Sports to third parties. See Item 3. "Legal Proceedings--Proposed Settlement."

     WSG AND WEIDER EUROPE MANAGEMENT AGREEMENTS. The Company entered into an agreement as of June 1, 1994 under which the Company provided certain management services to WSG and acts as WSG's agent to maintain and liquidate its inventory and service and collect the accounts receivable of WSG in return for specified fees. For 1995, the Company was paid a management fee of $2.7 million. Following the Recapitalization, WSG stopped paying fees under to management agreement and later terminated that agreement. See Item 3. "Legal Proceedings."

     In connection with the Recapitalization the Company and Weider Europe entered into a substantially similar agreement which became effective as of January 15, 1995 pursuant to which the Company provides management services to Weider Europe and since the Recapitalization Closing has been acting as Weider Europe's agent to maintain and liquidate the inventory and is servicing and collecting the accounts receivable of Weider Europe. Weider Europe has not paid any fees under the management agreement.

     It is expected that the WSG and Weider Europe Management Agreements will terminate in connection with the Proposed Settlement.

     NONCOMPETE AGREEMENTS. In connection with the closing of the Recapitalization, the Company entered into noncompete agreements with WHF under which the Company paid WHF $2.4 million in the aggregate for its agreement not to compete with the Company in certain specified businesses for a five-year term. In addition, the Company entered into four year agreements with Messrs. Watterson and Stevenson not to compete with the Company in certain specified businesses for which they received $2.3 million and $1.8 million, respectively.

     TAX SHARING AGREEMENT. For federal income tax purposes, the taxable income of IHF Holdings and Health & Fitness is included in a single consolidated federal income tax return, and ICON currently files a separate federal income tax return. Such taxable income may also be included in certain state and local consolidated, combined or unitary income tax returns. A tax sharing agreement was entered into in connection with the Recapitalization among Health & Fitness, IHF Holdings, ICON and their affiliates to provide that each such company will pay its separate company tax liability calculated as if it were not included in consolidated, combined or unitary returns with its parent. In connection with the Merger, the Tax Sharing Agreement will be amended.

     ADVERTISING AND MARKETING RELATIONSHIPS. Historically, the Company purchased advertising space for certain of their products in magazines and other publications produced by WHF and its affiliates on terms better than or at least as favorable as those offered to independent parties. In 1994, 1995, and 1996 the Recapitalized Companies purchased $.1 million, $.3 million and less than $.1 million, respectively, of such advertising.

     MANAGEMENT FEES. WHF received aggregate management fees from the Company of $.4 million in 1994. Since the closing of the Recapitalization, pursuant to a management agreement (the ''Bain Management Agreement''), Bain Capital Partners IV, L.P. (''Bain IV''), an affiliate of Bain Capital, provides management consulting services to the Company including providing advice on strategic planning, development and acquisitions for an annual fee of $.8 million plus reimbursement of reasonable out-of-pocket expenses. In 1995 and 1996, the Company paid Bain IV $.4 and $.8 million, respectively, in consulting fees. Prior to the Offering, the Company will recognize a non-recurring expense of $2.8 million representing a fee to terminate the annual management fee payable to Bain IV in accordance with the Bain Management Agreement. The Bain Management Agreement includes customary indemnification provisions in favor of Bain IV. In addition, if the Company enters into any acquisition transactions involving at least $10.0 million, Bain IV will receive a fee in an amount which will approximate 1% of the gross purchase price of the transaction (including assumed debt).

     STRUCTURING FEE. Pursuant to the Bain Management Agreement, on November 14, 1994 the Company paid to Bain IV a structuring fee of $3.5 million plus reimbursement of out-of-pocket expenses in consideration of Bain IV's assistance in facilitating certain debt financing for the Recapitalization. Bain IV is also entitled to receive a fee equal to 1% of the gross purchase price of the HealthRider Acquisition (including all assumed liabilities). As of June 30, 1996 such fee would have been approximately $.6 million.

     REIMBURSEMENT OF ORIGINAL SHAREHOLDER EXPENSES. In 1995, the Company reimbursed $2.0 million of expenses incurred by WHF and the other Original Shareholders in connection with the Recapitalization.

     PRIOR RELATIONSHIPS. The Company had a number of relationships with affiliates which were terminated at or prior to the closing of the Recapitalization. The Recapitalized Companies paid corporate allocations to WHF in an aggregate amount of $.4 million in 1994. The Company also made payments to WHF in lieu of tax payments in amounts equal to the reported earnings of the Company multiplied by the applicable tax rates for periods through the Closing. In addition, WHF served as the Company's source of revolving credit from October 1993 until October 1994, charging interest at its cost of funds.

     LOANS TO EMPLOYEES. In connection with the exercise of options prior to the Recapitalization, ProForm accepted as partial payment notes in the amount of $60,000 from each of Mr. Beck and Mr. David Watterson and $57,000 from each of Mr. White and Mr. Dalebout. Such notes bear interest at prime plus .5% and remain outstanding. In connection with the purchase of stock in the Recapitalization, the Company accepted as partial payments, notes bearing interest at a per annum rate equal to 7.5% in the amount of approximately $117,000 from each of Mr. Beck and Mr. David Watterson and $77,500 from Mr. White. $177,000, $177,000 and $134,500 remain outstanding from Messrs. Beck, David Watterson and White, respectively.

     WESTWIND II. In June 1996, the Company entered into an oral agreement with FG Aviation, Inc. (''FG''), a company which is jointly owned by Messrs. Watterson and Stevenson, whereby the Company will lease an airplane, a Westwind II, from FG for a minimum of 400 hours per year at a fair market rate (between $1,500 and $1,700 per hour, as adjusted by the Company's costs associated with flight crews). Scheduled maintenance and insurance will be paid for by FG and non-scheduled maintenance will be paid for by the Company. Flight crews will be provided by the Company. Furthermore, in connection with this lease, the Company advanced $.3 million to officers of the Company to be used as a security deposit on the aircraft lease. In connection with the acquisition of such airplane by FG, the Company advanced $2.1 million to officers of the Company for approximately two months at a fair market rate of interest which advance has been repaid.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
- -------------------------------------------------------------------------

          The following documents are filed as part of this report:

CONSOLIDATED FINANCIAL STATEMENTS (See Item 8)

          Consolidated Balance Sheets at May 31, 1996 and 1995

          Consolidated Statements of Income for the Years Ended May 31, 1996, 1995 and 1994

          Consolidated Statements of Stockholders' Equity for the Years Ended May 31, 1996, 1995 and 1994

          Consolidated Statements of Cash Flows for the Years Ended May 31, 1996, 1995 and 1994

          Notes to Consolidated Financial Statements

FINANCIAL STATEMENT SCHEDULES (See Item 8)

          Schedule VIII - Valuation Accounts for the Three Years Ended May 31, 1996

          All other schedules are omitted as the required information is not applicable or is included in the financial statements or related notes or can be derived from information contained in the consolidated financial statements and related notes.

EXHIBITS

     The following designated exhibits have heretofore been filed with the Securities and Exchange Commission under the Securities Act of 1933 and are referred to and incorporated herein by reference to such filings. Except as otherwise indicated, all exhibits are incorporated herein by reference to the correspondingly numbered exhibit filed as part of the Registrants' Registration Statement on Form S-1, as amended (No. 33-87930/87930-1).


3.1       Certificate of Incorporation of ICON.

3.2       By-laws of ICON.

3.3       Certificate of Incorporation of IHF Holdings, as amended.

3.4       By-laws of IHF Holdings.

4.1 Indenture dated as of November 14, 1994 between ICON, as Issuer, and Fleet Bank of Massachusetts, N.A., as Trustee, with respect to the $101,250,000 in aggregate principal amount of Senior Subordinated Notes due 2002, including the form of Senior Subordinated Note.

4.1A Supplemental Indenture dated as of March 20, 1995 between ICON, as Issuer, and Fleet Bank of Massachusetts, N.A., as Trustee, with respect to the $101,250,000 in aggregate principal amount of Senior Subordinated Notes due 2002.

4.2 Indenture dated as of November 14, 1994 between IHF Holdings, as Issuer, and Fleet Bank of Massachusetts, N.A., as Trustee, with respect to the $123,700,000 in aggregate principal amount at maturity of Discount Notes due 2004, including the form of Discount Note.

4.2A Supplemental Indenture dated as of March 20, 1995 between IHF Holdings, as Issuer, and Fleet Bank of Massachusetts, N.A., as Trustee, with respect to the $123,700,000 in aggregate principal amount at maturity of Discount Notes due 2004.

4.3 Registration Rights Agreement dated November 14, 1994 among ICON and IHF Holdings and Donaldson, Lufkin & Jenrette Securities Corporation and Bear, Stearns & Co.

4.4 Registration Rights Agreement dated November 14, 1994 between ICON and Weider Health and Fitness with respect to the Senior Subordinated Notes due 2002.

10.1 Amended and Restated Credit Agreement dated as of November 14, 1994 among ICON, the lenders named therein, and General Electric Capital Corporation.

10.1.A Agreement of IHF Holdings, Inc. and IHF Capital, Inc. dated November 14, 1994 in favor of General Electric Capital Corporation, as agent.

10.2 First Amended and Restated Master Transaction Agreement dated as of October 12, 1994 among ICON and each of Weider Health and Fitness and Weider Sporting Goods, Inc. and each of Hornchurch Investments Limited, Bayonne Settlement, The Joe Weider Foundation, Ronald Corey, Jon White, William Dalebout, David Watterson, S. Fred Beck, Gary Stevenson and Scott Watterson.

10.3 Adjustment Agreement dated as of November 14, 1994 between Weider Health and Fitness and ICON.

10.4 Stockholders Agreement dated as of November 14, 1994 by and among ICON, IHF Capital, Inc., IHF Holdings, each of the Bain Funds named therein and certain other persons named therein.

10.5 Non-Competition Agreement dated as of November 14, 1994 among ICON, Weider Health and Fitness, Gary E. Stevenson and Scott R. Watterson.

10.6 Management and Advisory Agreement dated as of November 14, 1994 among ICON, IHF Holdings, IHF Capital, Inc. and Bain Capital Partners IV, L.P.

10.7 Distribution Agreement dated as of September 26, 1994, as amended by letter of Ben Weider dated October 12, 1994 between ICON and Weider Sports Equipment Co., Ltd.

10.8 Exclusive License Agreement dated as of November 14, 1994 among Weider Health and Fitness, Weider Sporting Goods, Inc., Weider Europe B.V., and ICON.

10.9 Canada Exclusive License Agreement dated as of November 14, 1994 between Weider Sports Equipment Co., Ltd. and ICON.

10.10 Employment Agreement dated as of November 14, 1994 among IHF Capital, ICON, IHF Holdings and Gary E. Stevenson.

10.11 Employment Agreement dated as of November 14, 1994 among ICON, IHF Holdings and Scott R. Watterson.

10.12 Asset Option Agreement dated as of November 14, 1994 among ICON, Weider Sporting Goods, Inc. and Weider Europe B.V., including ICON's assignment of its rights thereunder.

10.13 Asset Option Agreement dated as of November 14, 1994 between ICON and each of Athletimonde Inc., Les Industries Rickbend Inc. and Fitquip International Inc., including ICON's assignment of its rights thereunder.

10.14     Canco Management and Advisory Agreement dated as of November 14,
          1994 by and among ICON, Scott Watterson, Gary E. Stevenson and Les Industries Rickbend Inc., Athletimonde Inc., and Fitquip International Inc., including ICON's assignment of its rights thereunder.

10.15 Weider Europe Management Agreement dated as of November 14, 1994 among ICON and Weider Europe B.V., including ICON's assignment of its rights thereunder.

10.16 Amended and Restated WSG Management Agreement dated as of June 1, 1994 among ICON, Weider Health and Fitness and Weider Sporting Goods, Inc.

10.17 Advertising Space Contract dated as of November 14, 1994 between ICON and Weider Publications, Inc.

10.18 Trade Payables Agreement dated as of November 14, 1994 between ICON and IHF Holdings.

10.19 Tax Agreement dated as of November 14, 1994 among IHF Capital, Inc., IHF Holdings, Inc., ICON and ICON's subsidiaries.

10.20 IHF Capital Stock Subscription and Exchange Agreement dated as of November 14, 1994 among IHF Capital and each of the Original Stockholders named therein.

10.21 Warrant Agreement dated as of November 14, 1993 among IHF Capital, Weider Health and Fitness, Scott Watterson and Gary Stevenson.

10.22 Bain Stock Subscription Agreement dated as of November 14, 1994 among IHF Capital and each of the Bain Funds and other subscribers named therein.

10.23 IHF Capital Stock Subscription and Purchase Agreement dated as of November 14, 1994 among IHF Capital and the Subscribers named therein.

10.24 IHF Holdings Stock Subscription and Exchange Agreement dated as of November 14, 1994 among IHF Holdings and each of the persons named therein.

10.25 IHF Capital Option Exchange Agreement dated as of November 14, 1994, among IHF Capital, Scott Watterson and Gary Stevenson.

10.26 IHF Holdings Option Exchange Agreement dated as of November 14, 1994 among IHF Holdings, Scott Watterson and Gary Stevenson.

10.27     IHF Capital Employee Stock Option Plan dated as of November 14, 1994.

10.27.1   Form of Option Certificate for Management Options.

10.27.2   Form of Option Certificate for Performance Options.

10.28 Agreement and Plan of Merger dated as of November 14, 1994 among ICON, American Physical Therapy, Inc., Weslo, Inc. and ProForm Fitness Products, Inc.

10.29 Promissory Note dated December 30, 1993 and allonge, made by David Watterson in favor of ProForm Fitness Products, Inc. in the amount of $60,000.

10.30 Promissory Note dated December 30, 1993 and allonge, made by William Dalebout in favor of ProForm Fitness Products, Inc. in the amount of $57,000.

10.31 Promissory Note dated December 30, 1993 and allonge, made by Fred Beck in favor of ProForm Fitness Products, Inc. in the amount of $50,000.

10.32 Promissory Note dated December 30, 1993 and allonge, made by Jon White in favor of ProForm Fitness Products, Inc. in the amount of $57,000.

10.33 Sublease dated as of June 1, 1994 between Weider Health and Fitness and ProForm Fitness Products, Inc.

10.34(1) Asset Purchase Agreement dated as of July 3, 1996 by and among IHF Capital, Inc., HealthRider Acquisition Corp. and HealthRider, Inc.

10.35(2) Asset Purchase Agreement for the purchase of certain assets of Parkway Manufacturing, Inc. dated July 3, 1996.

10.36(3)  Buy-Out Agreement between HealthRider Acquisition Corp. and Parkway
          Manufacturing, Inc. dated August   26, 1996.

21.(4)    Subsidiaries of ICON and IHF Holdings.

27.**     Financial Data Schedule.

_______________
**        Filed herewith
(1) Filed as Exhibit 10.37 to the Registration Statement on Form S-1 of IHF Capital, Inc., as amended (Registration Statement No. 333-04279) (the "IHF Capital Registration Statement")
(2)       Filed as Exhibit 10.38 to the IHF Capital Registration Statement.
(3)       Filed as Exhibit 10.39 to the IHF Capital Registration Statement.
(4)       Filed as Exhibit 21 to the IHF Capital Registration Statement.

REPORTS ON FORM 8-K

          None


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT:

          No annual report covering the Registrants' last fiscal year or any proxy material with respect to a meeting of security holders has been sent to any of the Registrants' security holders.

                                  SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, ICON Health & Fitness, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ICON HEALTH & FITNESS, INC.


                                   By:  /s/ Scott R. Watterson
                                       -----------------------------------------
                                          Name: Scott R. Watterson
                                          Title: Chairman of the Board and Chief
                                            Executive Officer
Date: August 29, 1996

       PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED.

Signatures                                          Capacity                                         Date
- ----------                                          --------                                         ----
     /s/ Scott R. Watterson                         Chairman of the Board of Directors and           August 29, 1996
- -----------------------------------
Scott R. Watterson                                  Chief Executive Officer (principal
                                                    executive officer)

     /s/ S. Fred Beck                               Vice President, Chief Financial and              August 28, 1996
- -----------------------------------
S. Fred Beck                                        Accounting Officer, Treasurer and
                                                    Secretary (principal financial and
                                                    accounting officer)

     /s/ Gary E. Stevenson                          Director                                         August 29, 1996
- -----------------------------------
Gary E. Stevenson


___________________________________                 Vice Chairman of the Board of Directors          August __, 1996
Eric Weider


     /s/ Robert C. Gay                              Vice Chairman of the Board of Directors          August 28, 1996
- -----------------------------------
Robert C. Gay


___________________________________                 Director                                         August __, 1996
Richard Renaud


     /s/ Ronald P. Mika                             Director                                         August 28, 1996
- -----------------------------------
Ronald P. Mika

     /s/ Geoffrey S. Rehnert                        Director                                         August 28, 1996
- -----------------------------------
Geoffrey S. Rehnert

                                  SIGNATURES

       Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, IHF Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    IHF HOLDINGS, INC.


                                    By:   /s/ Scott R. Watterson
                                        ------------------------------------
                                            Name: Scott R. Watterson
                                            Title: Chairman of the Board and
                                              Chief Executive Officer
Date: August 29, 1996

       PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED.

Signatures                                          Capacity                                         Date
- ----------                                          --------                                         ----
     /s/ Scott R. Watterson                         Chairman of the Board of Directors and           August 29, 1996
- -----------------------------------
Scott R. Watterson                                  Chief Executive Officer (principal
                                                    executive officer)

     /s/ S. Fred Beck                               Vice President, Chief Financial and              August 28, 1996
- -----------------------------------
S. Fred Beck                                        Accounting Officer, Treasurer and
                                                    Secretary (principal financial and
                                                    accounting officer)

     /s/ Gary E. Stevenson                          Director                                         August 29, 1996
- -----------------------------------
Gary E. Stevenson


___________________________________                 Vice Chairman of the Board of Directors          August __, 1996
Eric Weider


     /s/ Robert C. Gay                              Vice Chairman of the Board of Directors          August 28, 1996
- -----------------------------------
Robert C. Gay


___________________________________                 Director                                         August __, 1996
Richard Renaud


     /s/ Ronald P. Mika                             Director                                         August 28, 1996
- -----------------------------------
Ronald P. Mika


     /s/ Geoffrey S. Rehnert                        Director                                         August 28, 1996
- -----------------------------------
Geoffrey S. Rehnert

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Boards of Directors and Shareholders of IHF Holdings, Inc. and ICON Health & Fitness, Inc.

In our opinion, the accompanying consolidated financial statements listed in the index on page 39 present fairly, in all material respects, the financial position of IHF Holdings, Inc. and its subsidiary, ICON Health & Fitness, Inc. (formerly known as Weslo, Inc., ProForm Fitness Products, Inc., and American Physical Therapy, Inc. and subsidiaries) and its subsidiaries, at May 31, 1996 and 1995, and the results of their operations and their cash flows for each of the two years in the period ended May 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP
Boston, MA
August 13, 1996, except Note 14 which is as of August 27, 1996

                         INDEPENDENT AUDITORS' REPORT


The Boards of Directors of
ICON Health & Fitness, Inc. and IHF Holdings, Inc.:

We have audited the accompanying consolidated statements of income, stockholders' equity (deficit), and of cash flows of ICON Health & Fitness, Inc. (a wholly-owned subsidiary of IHF Holdings, Inc.) (formerly known as Weslo, Inc., ProForm Fitness Products, Inc. and American Physical Therapy, Inc.) and its subsidiaries for the year ended May 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated results of operations and cash flows of ICON Health and Fitness, Inc. and its subsidiaries for the year ended May 31, 1994 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP
Salt Lake City, Utah
July 15, 1994

(December 23, 1994 as to Note 1)

IHF HOLDINGS, INC. AND
ICON HEALTH & FITNESS, INC.*
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
- --------------------------------------------------------------------------------

                                                                                 May 31,
                                                  ------------------------------------------------------------------------
                                                                 1996                              1995
                                                  ----------------------------------     ---------------------------------
                                                                          ICON                                 ICON
                                                         IHF              HEALTH &            IHF              HEALTH &
                                                    HOLDINGS, INC.     FITNESS, INC.     HOLDINGS, INC.      FITNESS, INC.
ASSETS
Current assets:
 Cash                                                  $ 19,313          $ 19,313          $  4,099            $  4,099
 Accounts receivable, net                               126,869           126,869           114,325             114,325
 Inventories                                             95,922            95,922            95,635              95,635
 Deferred income taxes                                    5,240             5,240             7,588               7,588
 Other assets                                             4,770             4,770             5,600               5.600
 Prepaid income taxes                                       882               589                 -                   -
                                                       --------          --------          --------            --------

     Total current assets                               252,996           252,703           227,247             227,247

Property and equipment, net                              32,312            32,312            23,144              23,144
Deferred income taxes                                     5,489             1,770             3,121               2,045
Other assets                                             25,930            19,703            36,673              29,442
                                                       --------          --------          --------            --------

                                                       $316,727          $306,488          $290,185            $281,878
                                                       ========          ========          ========            ========
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
 Current portion of long-term debt                     $  3,065          $  3,065          $    688            $    688
 Accounts payable                                        73,652            73,652            73,968              73,968
 Interest payable                                         5,815             5,815             5,035               5,035
 Accrued expenses                                        11,424            11,424             9,739               9,739
 Income taxes payable                                         -                 -               130                 130
                                                       --------          --------          --------            --------

     Total current liabilities                           93,956            93,956            89,560              89,560
                                                       --------          --------          --------            --------
Long-term debt                                          279,693           210,546           267,427             207,080

Series A cumulative redeemable preferred stock           47,904                 -            42,804                   -

Stockholders' equity (deficit):
  Cumulative preferred stock                                  -                 -                 -                   -
  Common stock and additional paid-in capital            77,730           166,176            74,957             163,403
  Receivable from officers for purchase of equity          (758)             (758)             (758)               (758)
  Cumulative translation adjustment                         386               386                 -                   -
  Accumulated deficit                                  (182,184)         (163,818)         (183,805)           (177,407)
                                                       --------          --------          --------            --------

     Total stockholders' equity (deficit)              (104,826)            1,986          (109,606)            (14,762)
                                                       --------          --------          --------            --------

Commitments and contingencies (Note 12, 13 and 14)            -                 -                 -                   -
                                                       --------          --------          --------            --------
                                                       $316,727          $306,488          $290,185            $281,878
                                                       ========          ========          ========            ========

* For periods prior to November 14, 1994, IHF Holdings, Inc. and ICON Health & Fitness, Inc. were identical (See Note 1).

     The accompanying notes are an integral part of the consolidated financial statements.

IHF HOLDINGS, INC. AND
ICON HEALTH & FITNESS, INC.*
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS)
- --------------------------------------------------------------------------------

                                                                                         May 31,
                                                 -----------------------------------------------------------------------------------
                                                             1996                           1995                       1994
                                                 -----------------------------   ----------------------------   --------------------
                                                                      ICON                            ICON          Recapitalized
                                                       IHF          Health &          IHF           Health &          Companies
                                                 Holdings, Inc.  Fitness, Inc.   Holdings, Inc.  Fitness, Inc.        (Note 1)
Net sales                                             $ 747,577      $ 747,577       $ 530,774       $ 530,774          $ 403,016
Cost of sales                                           541,443        541,443         378,322         378,322            288,208
                                                      ---------      ---------       ---------       ---------          ---------

Gross profit                                            206,134        206,134         152,452         152,452            114,808
                                                      ---------      ---------       ---------       ---------          ---------
Operating expenses:
      Selling                                            93,924         93,924          68,706          68,706             52,116
      Research and development                            6,759          6,759           5,163           5,163              2,863
      General and administrative                         48,055         48,055          31,097          31,097             28,578
      Compensation expense attributable to options        2,769          2,769          39,046          39,046                  -
                                                      ---------      ---------       ---------       ---------          ---------

        Total operating expenses                        151,507        151,507         144,012         144,012             83,557
                                                      ---------      ---------       ---------       ---------          ---------

Income from operations                                   54,627         54,627           8,440           8,440             31,251

Interest expense                                         36,527         27,727          21,495          17,303              6,224
Amortization of deferred financing fees                   3,483          2,479           1,741           1,263                  -
                                                      ---------      ---------       ---------       ---------          ---------

Income (loss) before income taxes                        14,617         24,421         (14,796)        (10,126)            25,027

Provision for (benefit) from income taxes                 7,896         10,832          (4,719)         (3,643)             9,766
                                                      ---------      ---------       ---------       ---------          ---------

Net income (loss)                                     $   6,721      $  13,589       $ (10,077)      $  (6,483)         $  15,261
                                                      =========      =========       =========       =========          =========


* For the periods prior to November 14, 1994, IHF Holdings, Inc. and ICON Health & Fitness, Inc. were identical (See Note 1).

   The accompanying notes are an integral part of the consolidated financial statements.

IHF HOLDINGS, INC.
ICON HEALTH & FITNESS, INC.*
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
- -------------------------------------------------------------------------------

                                                                                RECEIVABLE FROM
                                                                                 OFFICERS FOR                              TOTAL
                             CUMULATIVE PREFERRED                    ADDITIONAL   EXERCISED     CUMULATIVE   RETAINED  STOCKHOLDERS'
                                   STOCK               COMMON STOCK    PAID-IN     STOCK        TRANSLATION  EARNINGS     EQUITY
                          --------------------------  ---------------
                              SHARES     VALUE         SHARES   VALUE   CAPITAL   OPTIONS       ADJUSTMENT   (DEFICIT)  (DEFICIT)


RECAPITALIZED COMPANIES
 Balance, June 1, 1993        65,492   $ 6,549        741,753    $  2   $ 1,076         $   -         $   -    $ 32,175    $ 39,802
 Preferred stock dividends         -         -              -       -         -             -             -        (531)       (531)
 Exercise of stock options         -         -          7,408       -       101          (101)            -           -           -
 Net income                        -         -              -       -         -             -             -      15,261      15,261
                             -------   -------        -------    ----   -------         -----         -----    --------    --------

   Balance, May 31, 1994      65,492   $ 6,549        749,161    $  2   $ 1,177         $(101)        $   -    $ 46,905    $ 54,532
                             =======   =======        =======    ====   =======         =====         =====    ========    ========

IHF HOLDINGS, INC.
 Balance, June 1, 1994        65,492   $ 6,549        749,161    $  2   $ 1,177         $(101)        $   -    $ 46,905    $ 54,532
 Preferred stock dividends         -         -              -       -         -             -             -        (243)       (243)
 Equity exchanges and
   distributions to
   stockholders of
   IHF Holdings, Inc.        (65,492)   (6,549)      (749,161)     (2)   (1,177)            -             -    (217,586)   (225,314)
 Issuance of common
   stock and contribution
   of capital by IHF
   Capital, Inc.                   -         -          1,000       -    74,957          (657)            -           -      74,300
 Cumulative redeemable
   preferred stock dividend        -         -              -       -         -             -             -      (2,804)     (2,804)
 Net loss                          -         -              -       -         -             -             -     (10,077)    (10,077)
                             -------   -------        -------    ----   -------         -----         -----    --------    --------

   Balance, May 31, 1995           -         -          1,000       -    74,957          (758)            -    (183,805)   (109,606)


 Proceeds from exercise
   of common stock options
   and contribution of
   capital by IHF
   Capital, Inc.                   -         -              -       -         4             -             -           -           4
 Issuance of options to
   management and
   contribution of
   capital by IHF
   Capital, Inc.                   -         -              -       -     2,769             -             -           -       2,769
 Cumulative redeemable
   preferred stock dividend        -         -              -       -         -             -             -      (5,100)     (5,100)
 Foreign currency
   translation                     -         -              -       -         -             -           386           -         386
 Net income                        -         -              -       -         -             -             -       6,721       6,721
                             -------   -------        -------    ----   -------         -----         -----    --------    --------

IHF Holdings, Inc.
  balance, May 31, 1996            -   $     -          1,000    $  -   $77,730         $(758)         $386   $(182,184)  $(104,826)
                             =======   =======        =======    ====   =======         =====         =====   =========    ========


* For periods prior to November 14, 1994, IHF Holdings, Inc. and ICON Health & Fitness, Inc. were identical (see Note 1).


     The accompanying notes are an integral part of the consolidated financial statements.

IHF HOLDINGS, INC. AND
ICON HEALTH & FITNESS, INC.*
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
- --------------------------------------------------------------------------------

                                                                                RECEIVABLE FROM
                                                                                 OFFICERS FOR                            TOTAL
                             CUMULATIVE PREFERRED                    ADDITIONAL   EXERCISED    CUMULATIVE   RETAINED  STOCKHOLDERS'
                                   STOCK               COMMON STOCK    PAID-IN      STOCK      TRANSLATION  EARNINGS    EQUITY
                          -------------------------   -------------
                              SHARES     VALUE        SHARES   VALUE   CAPITAL     OPTIONS     ADJUSTMENT   (DEFICIT)   (DEFICIT)

ICON HEALTH & FITNESS, INC.
 Balance, June 1, 1994       65,492    $ 6,549        749,161   $  2    $  1,177     $(101)       $    -     $  46,905     $ 54,532
 Preferred stock dividends        -          -              -      -           -         -             -          (243)        (243)
 Equity exchanges and
   distributions to
   stockholders             (65,492)    (6,549)      (749,161)    (2)     (1,177)        -             -     (217,586)     (225,314)
 Issuance of common
   stock and contribution
   of capital by
   IHF Holdings, Inc.            -           -         1,000      -     163,403      (657)            -             -       162,746
 Net income                      -           -             -      -           -         -             -        (6,483)       (6,483)
                           -------     -------      --------   ----    --------     -----        ------     ---------     ---------
   Balance, May 31, 1995         -           -         1,000      -     163,403      (758)            -      (177,407)      (14,762)

 Proceeds from exercise
   of common stock
   options and contribution
   of capital by IHF
   Holdings, Inc.                -           -             -      -           4         -             -             -             4
 Issuance of options to
   management and
   contribution of capital
   by IHF Holdings, Inc.         -           -             -      -       2,769         -             -             -         2,769
 Foreign currency
   translation                   -           -             -      -           -         -           386             -           386
 Net income                      -           -             -      -           -         -             -        13,589        13,589
                           -------     -------      --------   ----    --------     -----        ------     ---------     ---------

 ICON Health & Fitness,
  Inc. balance,
  May 31, 1996                   -     $     -         1,000   $  -    $166,176     $(758)       $  386     $(163,818)    $   1,986
                           =======     =======      ========   ====    ========     =====        ======     =========     =========

* For periods prior to November 14, 1994, IHF Holdings, Inc. and ICON Health & Fitness, Inc. were identical (see Note 1).


     The accompanying notes are an integral part of the consolidated financial statements.

IHF HOLDINGS, INC. AND
ICON HEALTH & FITNESS, INC.*
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
- -------------------------------------------------------------------------------

                                                                                      May 31,
                                                              ---------------------------------------------------------------
                                                                        1996                         1995
                                                              ------------------------------   -----------------------------
                                                                                   ICON                            ICON
                                                                   IHF            Health &        IHF             Health &
                                                              Holdings, Inc.   Fitness, Inc.   Holdings, Inc.   Fitness, Inc.
Operating activities
          Net income (loss)                                    $       6,721    $    13,589    $   (10,077)    $  (6,483)
          Adjustments to reconcile net income (loss)
           to net cash provided by (used in) operating activities:
             Provision (benefit) for deferred taxes                      (20)         2,623         (9,493)       (8,417)
             Depreciation and amortization                             7,205          7,205          5,561         5,561
             Amortization of deferred financing fees
              and debt discount                                       12,458          2,654          6,018         1,348
             Compensation expense attributable to options              2,769          2,769         12,303        12,303
             Changes in operating assets and liabilities:
                Accounts receivable                                  (12,544)       (12,544)       (14,106)      (14,106)
                Inventories                                             (287)          (287)       (41,429)      (41,429)
                Income taxes                                          (1,012)          (719)           130           130
                Other assets                                           7,073          7,073         (5,837)       (5,837)
                Accounts payable and accrued expenses                  2,149          2,149         29,961        29,961
                Payable to Weider                                      -              -             (4,697)       (4,697)
                                                               -------------    -----------    -----------   -----------
          Net cash provided by (used in) operating activities         24,512         24,512        (31,666)      (31,666)
                                                               -------------    -----------    -----------   -----------

INVESTING ACTIVITIES:
          Purchases of property and equipment                        (15,356)       (15,356)        (7,977)       (7,977)
          Payment for non-compete agreements                           -              -             (4,070)       (4,070)
                                                               -------------    -----------    -----------   -----------
          Net cash used in investing activities                      (15,356)       (15,356)       (12,047)      (12,047)
                                                               -------------    -----------    -----------   -----------

FINANCING ACTIVITIES:
          Borrowings (payments) on revolving  loans
           and lines of credit, net                                    6,355          6,355         66,400        66,400
          Proceeds from long-term debt                                 -              -            194,999       135,006
          Payments on long-term debt                                    (687)          (687)       (58,197)      (58,197)
          Proceeds from issuance of common stock                           4              4         39,004        91,288
          Payments of dividends                                        -              -               (243)         (243)

          Distributions to stockholders                                -              -           (166,738)     (166,738)
          Payment of debt financing fees                               -              -            (27,508)      (19,799)
                                                               -------------    -----------    -----------   -----------
          Net cash provided by (used in) financing  activities        (7,481)         5,672          5,672        47,717
                                                               -------------    -----------    -----------   -----------
Effect of exchange rate changes on cash                                  386            386          -             -
                                                               -------------    -----------    -----------   -----------
Net increase (decrease) in cash                                       15,214         15,214          4,004         4,004
Cash, beginning of period                                              4,099          4,099             95            95
                                                               -------------    -----------    -----------   -----------
Cash, end of period                                            $      19,313    $    19,313    $     4,099   $     4,099
                                                               =============    ===========    ===========   ===========

                                                                      -----------------
                                                                             1994
                                                                      -----------------
                                                                        Recapitalized
                                                                         Companies
                                                                          (Note 1)
OPERATING ACTIVITIES:
          Net income (loss)                                           $        15,261
          Adjustments to reconcile net income (loss)
           to net cash provided by (used in) operating activities:
             Provision (benefit) for deferred taxes                            (1,153)
             Depreciation and amortization                                      4,010
             Amortization of deferred financing fees
              and debt discount                                                 -
             Compensation expense attributable to options                       -
             Changes in operating assets and liabilities:
                Accounts receivable                                            (32,59)
                Inventories                                                       726
                Income taxes                                                     -
                Other assets                                                    1,217
                Accounts payable and accrued expenses                          25,844
                Payable to Weider                                                 919
                                                                           ----------

          Net cash provided by (used in) operating activities                  14,265
                                                                            ---------

INVESTING ACTIVITIES:
          Purchases of property and equipment                                  (6,924)
          Payment for non-compete agreements                                    -
                                                                           ----------
          Net cash used in investing activities                                 6,924)
                                                                           ----------

FINANCING ACTIVITIES:
          Borrowings (payments) on revolving  loans
           and lines of credit, net                                           (68,925)
          Proceeds from long-term debt                                        105,197
          Payments on long-term debt                                          (43,222)
          Proceeds from issuance of common stock                                -
          Payments of dividends                                                  (531)

          Distributions to stockholders                                         -
          Payment of debt financing fees                                        -
                                                                          -----------
          Net cash provided by (used in) financing  activities                 47,717
                                                                          -----------
Effect of exchange rate changes on cash                                         -
                                                                          -----------
Net increase (decrease) in cash                                                  (140)
Cash, beginning of period                                                         235
                                                                          -----------
Cash, end of period                                                       $        95
                                                                          ===========

* For periods prior to November 14, 1994, IHF Holdings, Inc. and ICON Health & Fitness, Inc. were identical (see Note 1).

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

IHF HOLDINGS, INC. AND
ICON HEALTH & FITNESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------


1.     BASIS OF PRESENTATION AND DESCRIPTION OF THE BUSINESS

       Basis of Presentation - The consolidated May 31, 1996 and 1995 financial statements include the accounts of IHF Holdings, Inc. ("IHF Holdings") and the consolidated accounts of its wholly-owned subsidiary, ICON Health & Fitness, Inc. ("ICON"), (collectively, the "Company"). The consolidated financial statements of ICON include the accounts of its wholly-owned subsidiaries. The consolidated May 31, 1994 financial statements of Weslo, Inc. and its wholly-owned subsidiaries, of ProForm Fitness Products, Inc. and its wholly-owned subsidiaries, and of American Physical Therapy, Inc., (collectively, the "Recapitalized Companies") all of which were majority-owned subsidiaries of Weider Health and Fitness, Inc. ("WHF"), reflect the results of operations as if they had been combined since inception similar to a pooling of interests.

       Description of Business - The Company is principally involved in the development, manufacturing and distribution of home fitness equipment throughout the United States. For the years ended May 31, 1996 and 1995, the majority of the Company's revenues were derived from the sale of aerobic fitness equipment. The Company primarily sells its products to retailers and, to a limited extent, to end-users through direct response advertising efforts.

       The Recapitalization - On November 14, 1994 the recapitalization (the "Recapitalization") took place as follows: (1) the existing shareholders of the Recapitalized Companies contributed their capital stock of the Recapitalized Companies to IHF Holdings' parent, IHF Capital, Inc. ("IHF Capital"), IHF Holdings and ICON in exchange for $21.9 million of Class A and Class L Common Stock of IHF Capital, $36.0 million of IHF Holdings Preferred Stock, warrants to purchase Class A Common Stock of IHF Capital, and $159.3 million of demand promissory notes of ICON (the "Shareholder Notes"); (2) certain senior executives of the Company exchanged their options to purchase capital stock of the Recapitalized Companies for $34.7 million of replacement options and warrants to purchase Class A and Class L Common Stock of IHF Capital and $4.0 million of options to purchase preferred stock of IHF Holdings; (3) affiliates of Bain Capital, Inc. ("Bain Capital") and certain other parties purchased $40.4 million of Class A and Class L Common Stock of IHF Capital, (4) the 13% Senior Subordinated Notes and 15% Senior Secured Discount Notes were issued (Note 7), the proceeds of which were used to repay the Shareholder Notes; and (5) ICON caused the Recapitalized Companies to be merged with and into itself. As a result of the Recapitalization, IHF Holdings owns all of the outstanding capital stock of ICON, and IHF Capital owns all of the outstanding common stock of IHF Holdings.

       Concurrent with the closing of the Recapitalization, the Company obtained exclusive licenses to market certain fitness equipment and certain non-ingestive sports medicine products under the "Weider" and related brand names (Note 13).

IHF HOLDINGS, INC. AND
ICON HEALTH & FITNESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

2.     SIGNIFICANT ACCOUNTING POLICIES

       Principles of Consolidation - All significant intercompany accounts and transactions have been eliminated in the consolidation of the Company.

       Cash- Substantially all of the Company's cash is held by two banks at May 31, 1996. The Company does not believe that as a result of this concentration it is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships.

       Inventories - Inventories include freight-in, materials, labor, and manufacturing overhead costs and are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

       Property and Equipment - Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets. Expenditures for renewals and improvements are capitalized, and maintenance and repairs are charged to operations.

       Non-Compete Agreements - Included in long-term other assets are capitalized costs associated with non-compete agreements the Company entered into with certain key executives of the Company for a four year term. These assets are being amortized using the straight-line method over the life of the agreements (Note 6).

       Deferred Financing Costs - As part of the Recapitalization, the Company deferred certain debt issuance costs relating to the establishment of the Credit Agreement (Note 7) and the issuance of the 13% Senior Subordinated Notes and the 15% Senior Secured Discount Notes (collectively referred to as the "Notes"). These costs are capitalized in long-term other assets and are being amortized using the straight-line method for costs associated with the Credit Agreement and the effective interest method for costs associated with the Notes (Note 6).

       Advertising Costs - The Company expenses the costs of advertising as incurred, except for direct response advertising, which is capitalized and amortized over its expected period of future benefit, generally twelve months. Direct response advertising costs consist primarily of costs to produce infomercials for the Company's products. At May 31, 1996 and 1995, $1,422,000 and $1,651,000, respectively, were included in other current assets. For the years ended May 31, 1996, 1995 and 1994, total advertising expense was approximately $22,537,000, $23,846,000 and $14,646,000, respectively. In addition, cooperative advertising and discount allowances given to the Company's customers were approximately $34,585,000, $14,114,000 and $12,907,000 for the years ended May 31,
       1996, 1995 and 1994, respectively.

IHF HOLDING, INC. AND
ICON HEALTH & FITNESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

       Revenue Recognition - The Company recognizes revenue upon the shipment
       of product to the customer.   Allowances are recognized for estimated
       returns, discounts, advertising programs, and warranty costs associated with these sales.

       Concentration of Credit Risk - Financial instruments which potentially expose the Company to concentration of credit risk include trade accounts receivable. To minimize this risk, ongoing credit evaluations of customers' financial condition are performed and reserves are maintained; however, collateral is not required. A significant portion of the Company's sales in the retail sector are made to two customers, Sears Roebuck ("Sears") and Sam's Wholesale Clubs ("Sam's"). Sears accounted for approximately 34%, 31% and 34% of total sales for the years ended May 31, 1996, 1995 and 1994, respectively. Sam's accounted for approximately 12% of total sales for the years ended May 31, 1995 and 1994. Accounts receivable from these two customers accounted for approximately 27% of total accounts receivable at May 31, 1995. Accounts receivable from Sears accounted for approximately 32% of gross accounts receivable at May 31, 1996, and accounts receivable from a third customer, Service Merchandise Company, accounted for 11% of gross accounts receivable at May 31, 1996.

       Research and Development Costs - Research and product development costs are expensed as incurred. Research and development activities include the design of new products and product enhancements and are performed by both internal and external sources.

       Income Taxes - The Company accounts for income taxes utilizing the asset and liability method as prescribed by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the Company to record in its balance sheet deferred tax assets and liabilities for expected future tax consequences of events that have been recognized in different periods for financial statements versus tax returns.

       Prior to the Recapitalization, the Recapitalized Companies were included as part of the consolidated tax return filed by WHF. Taxes otherwise due to or refundable from the taxing authorities have been reflected as due to or from WHF. Subsequent to the Recapitalization, ICON is included as part of the consolidated tax return filed by IHF Holdings.

       Foreign Currency Hedges - The Company enters into foreign currency forward exchange contracts to hedge foreign currency transactions on a continuing basis for periods consistent with its anticipated or committed foreign currency exposures on purchases in Canadian dollars. The effect of this practice is to minimize the impact of foreign exchange rate movements on the Company's operating results. The Company's hedging activities do not subject the Company to significant exchange rate risk because gains and losses on these contracts offset losses and gains on the assets and transactions being hedged. Unrealized gains and losses on these contracts are deferred and accounted for as part of the hedged transactions. Cash flows from these contracts are classified in the Statement of Cash Flows in the same category as the hedged transactions. As of May

IHF HOLDINGS, INC. AND
ICON HEALTH & FITNESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------


       31, 1996 and 1995 the Company had approximately $25 million Canadian and $19 million Canadian, respectively, of open forward exchange contracts to sell Canadian dollars throughout fiscal years May 31, 1997 and 1996, respectively. The fair value of these forward exchange contracts are based on quoted market prices. At May 31, 1996 and 1995 the estimated unrealized gain on outstanding forward exchange contracts was $163,000 and $210,000, respectively. During 1996, 1995 and 1994 the Company recognized gains of $169,000, $160,000 and $0, respectively, upon the settlement of foreign currency transactions.

       Fair Value of Financial Instruments - The fair value of financial instruments including cash, accounts receivable, accounts payable, accrued liabilities, convertible redeemable preferred stock and long-term debt approximate book values at May 31, 1996 and 1995, except for the long-term debt included in the following table. The carrying value for the Senior Subordinated Notes and the Senior Secured Discount Notes was established based on market conditions at the time the debt was issued. The estimated fair value for the long-term notes is based on quoted market prices (in thousands):

                                                      1996                          1995
                                         ---------------------------    ---------------------------
                                           Carrying      Estimated        Carrying      Estimated
                                           Amount        Fair Value       Amount        Fair Value
       13% Senior Subordinated Notes     $   99,298      $  112,894     $   99,123      $   112,388
       15% Senior Secured Discount Notes     69,147          85,353         60,347           70,014

       Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses for the periods presented. Actual results could differ from those estimates.

       Accounting for Stock-Based Compensation - In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The Company has not yet decided how it will adopt SFAS 123 during 1997.

       Reclassifications - Reclassifications have been made to the 1995 and 1994 financial statements to conform to the 1996 presentation. These reclassifications had no effect on net income for 1995 or 1994.

IHF HOLDINGS, INC. AND
ICON HEALTH & FITNESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

3.   ACCOUNTS RECEIVABLE

     Accounts receivable, net, consist of the following (in thousands):

                                                                                         MAY 31,
                                                                               ---------------------------
                                                                                  1996             1995
                                                                               ---------         ---------
                                                                                  IHF              IHF
                                                                                HOLDINGS         HOLDINGS
                                                                                  AND              AND
                                                                                 ICON             ICON
     Accounts receivable                                                       $ 134,464         $ 119,633
     Less allowances                                                              (7,595)           (5,308)
                                                                               ---------         ---------
                                                                               $ 126,869         $ 114,325
                                                                               =========         =========

4.   INVENTORIES

     Inventories consist of the following (table in thousands):

                                                                                         May 31,
                                                                               ---------------------------
                                                                                 1996              1995
                                                                               ---------         ---------
                                                                                  IHF              IHF
                                                                                HOLDINGS         HOLDINGS
                                                                                  AND              AND
                                                                                 ICON             ICON

     Raw materials, principally parts and supplies                              $ 26,264         $  36,472
     Finished goods                                                               69,658            59,163
                                                                               ---------         ---------
                                                                                $ 95,922         $  95,635
                                                                               =========         =========

     Inventories are net of allowances of $2,122,000 and $787,000 at May 31, 1996 and 1995, respectively. These allowances are established based on management's estimates of inventory, held at year end, that is potentially obsolete or for which its market value is below cost.


5.   PROPERTY AND EQUIPMENT

     Property and equipment, net, consists of the following (table in thousands):

IHF HOLDINGS, INC. AND
ICON HEALTH & FITNESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

                                                                                        MAY 31,
                                                                               ---------------------------
                                                                                  1996              1995
                                                                               ---------         ---------
                                                                                   IHF              IHF
                                                           ESTIMATED            HOLDINGS         HOLDINGS
                                                          USEFUL LIFE             AND               AND
                                                            (YEARS)               ICON             ICON
     Land                                                      -               $   1,230         $   1,230
     Building and improvements                             up to 31               11,235             9,683
     Equipment                                                3-7                 37,191            25,784
     Construction in progress                                  -                   2,397               -
                                                                               ---------         ---------

                                                                                  52,053            36,697
     Less accumulated depreciation                                               (19,741)          (13,553)
                                                                               ---------         ---------

                                                                               $  32,312         $  23,144
                                                                               =========         =========

     For the years ended May 31, 1996, 1995 and 1994, the Company recorded depreciation expense of $6,188,000, $5,052,000 and $4,010,000, respectively.

6.   OTHER ASSETS

     Other assets consist of the following (table in thousands):

                                                                      May  31,
                                         -----------------------------------------------------------------
                                                        1996                               1995
                                         -------------------------------        --------------------------
                                                  IHF                              IHF
                                               Holdings          ICON            Holdings          ICON
     Non-compete agreement                   $  2,544          $   2,544        $   3,561        $   3,561
     Deferred financing costs                  22,284             16,057           25,767           18,536
     Other                                      1,102              1,102            7,345            7,345
                                             --------          ---------        ---------        ---------
                                             $ 25,930          $  19,703        $  36,673        $  29,442
                                             ========          =========        =========        =========

     At May 31, 1996 and 1995, capitalized non-compete payments made to the Company's key executives are net of accumulated amortization of $1,526,000 and $509,000, respectively.

     At May 31, 1996 and 1995 capitalized deferred financing costs are net of accumulated amortization of $3,742,000 and $1,263,000, respectively, for ICON and $5,224,000 and $1,741,000, respectively, for IHF Holdings.

IHF HOLDINGS, INC. AND
ICON HEALTH & FITNESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------


7.   LONG-TERM DEBT

     Long-term debt consists of the following (table in thousands):

                                                                        May 31,
                                                --------------------------------------------------------
                                                           1996                         1995
                                                -------------------------    ---------------------------
                                                      IHF                            IHF
                                                   Holdings        ICON           Holdings       ICON
     Revolving Credit Facility                   $   80,000     $    80,000    $    73,645   $   73,645
     Term Loan A Facility                            16,875          16,875         17,500       17,500
     Term Loan B Facility                            17,438          17,438         17,500       17,500
     13% Senior Subordinated Notes, face amount
       $101,250 net of unamortized discount of
       $1,952 at May 31, 1996 and $2,127 at
       May 31, 1995                                  99,298          99,298         99,123       99,123
     15% Senior Secured Discount Notes, face
       amount $123,700 net of unamortized
       discount of $54,553 at May 31, 1996 and
       $63,353 at May 31, 1995                       69,147          --             60,347        --
                                                 ----------     -----------    -----------   ----------

                                                    282,758         213,611        268,115      207,768
     Less current portion                             3,065           3,065            688          688
                                                 ----------     -----------    -----------   ----------

        Total long-term debt                     $  279,693     $   210,546    $   267,427   $  207,080
                                                 ==========     ===========    ===========   ==========

     CREDIT AGREEMENT
     In connection with the Recapitalization (Note 1), the Company entered into a Credit Agreement with a syndicate of banks. Borrowings under the Credit Agreement, consist of the Revolving Credit Facility, the Term Loan A Facility, and the Term Loan B Facility, and are secured by a perfected first priority security interest in the assets of ICON and its subsidiaries. Under the terms of the Credit Agreement, the Company must comply with certain restrictive covenants, which include the requirement that the Company maintain minimum amounts of profitability, solvency, and liquidity. In addition, the Credit Agreement restricts ICON from making certain payments, including dividend payments, to its shareholders. At May 31, 1996, the Company was in compliance with all its financial covenants except for the capital expenditure limitation for the year ended May 31, 1996 for which its lender waived compliance. Management believes that the Company will be in compliance with its financial covenants through 1997 and, therefore, borrowings under the Credit Agreement have been classified as long-term, exclusive of amounts due within one year under the Term Loan A Facility and Term Loan B Facility.

     Revolving Credit Facility
     The agreement provides for borrowings of up to $160.0 million based upon a percentage of eligible accounts receivable and inventories and expires on November 14, 1999. Advances under the Revolving Credit Facility bear interest, at the Company's option, at either (1) 2.75% plus the rate at which certain Eurodollar deposits are offered in the interbank Eurodollar market (the "LIBOR Rate") or (2) 1.75% plus the higher of (a) the

IHF HOLDINGS, INC. AND
ICON HEALTH & FITNESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

     highest of the most recently published or announced prime corporate base, reference or similar benchmark rate announced by Bankers Trust Company or
     (b) the published rate for ninety-day dealer placed commercial paper (the "Index Rate") (8.25% rate as of May 31, 1996 under the LIBOR rate option). The Company is required to pay a fee of 0.5% per annum on the average unused commitment under the Revolving Credit Facility. For the years ended May 31, 1996 and 1995, the Company paid an unused commitment fee of $196,000 and $42,000, respectively. As of May 31, 1996, $48.8 million was available to be borrowed under the Revolving Credit Facility.

     Term Loan A Facility
     Under the Term Loan A Facility, $17,500,000 was advanced on November 14, 1994. Quarterly payments of $625,000 became due beginning March 31, 1996. Quarterly payments increase to $937,500 beginning March 31, 1997, to $1,250,000 beginning March 31, 1998, and to $1,562,500 beginning March 31, 1999, with the balance of $1,562,500 due at maturity on November 14, 1999. Advances under the Term Loan A Facility bear interest, at the Company's option, at a rate equal to either (1) 3.00% per annum plus the LIBOR Rate or (2) 2.25% per annum plus the Index Rate (8.5% as of May 31, 1996 under the LIBOR rate option).

     Term Loan B Facility
     Under the Term Loan B Facility, $17,500,000 was advanced on November 14, 1994. Quarterly payments of $62,500 are due beginning March 31, 1996. Quarterly payments increase to $1,562,500 beginning March 31, 2000 through September 30, 2001, and the balance of $5,562,500 is due at maturity on November 14, 2001. Advances under the Term Loan B Facility bear interest, at the Company's option, at a rate equal to either (1) 3.50% per annum plus the LIBOR Rate or (2) 2.75% per annum plus the Index Rate (9.0% as of May 31, 1996 under the LIBOR rate option).

     A portion of the proceeds from the Credit Agreement were used to repay the long-term debt outstanding prior to the Recapitalization.

     SENIOR SUBORDINATED NOTES
     In conjunction with the Recapitalization (Note 1), the Company issued $101,250,000 face amount (net proceeds of $100.0 million) of 13% Senior Subordinated Notes of ICON (the "Senior Subordinated Notes") and warrants to purchase 200,000 shares of Class A and 20,000 shares of Class L Common Stock of IHF Capital. The Senior Subordinated Notes are unsecured and bear interest at 13%, payable January 15 and July 15 through the maturity date of July 15, 2002. The warrants have an exercise price of $.01 per share and expire on November 14, 1999. In conjunction with the sale, $968,000 of the issuance price was ascribed to the warrants and is included in the total discount on the notes. This discount is being amortized using the effective interest method.

     Upon certain asset sales, the Company may be obligated to purchase the Senior Subordinated Notes with the net cash proceeds of the asset sales at a redemption price of 100% of principal plus accrued and unpaid interest. Prior to November 15, 1997, up

IHF HOLDINGS, INC. AND
ICON HEALTH & FITNESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

     to $35 million of principal of the Senior Subordinated Notes may be redeemed at the Company's option with the proceeds of the sale in public offerings of common stock of IHF Holdings or IHF Capital at a redemption price equal to 112.25% of the principal, together with accrued and unpaid interest at the redemption date. On or after November 15, 1998, the Senior Subordinated Notes may be redeemed at the Company's option, in whole or in part, at redemption prices ranging from 110% of principal amount in the year ended November 14, 1999, to 100% of principal amount subsequent to November 14, 2001, plus accrued and unpaid interest.

     SENIOR SECURED DISCOUNT NOTES
     In conjunction with the Recapitalization (Note 1), the Company issued $123,700,000 face amount (net proceeds of $60.0 million) of 15% Senior Secured Discount Notes of IHF Holdings (the "Discount Notes") and warrants to purchase 800,000 shares of Class A and 80,000 shares of Class L Common Stock of IHF Capital. The Discount Notes are senior secured obligations of IHF Holdings, which begin bearing cash interest of 15% at November 15, 1999, payable each May 15 and November 15 thereafter, through the maturity date of November 15, 2004. In conjunction with the sale, $3,838,000 of the issuance price was ascribed to the warrants and is included in the total discount on the notes. This discount is being amortized using the effective interest method.

     Upon certain asset sales, the Company may be obligated to purchase the Discount Notes with the net cash proceeds of those sales at a redemption price of 100% of the accreted value plus accrued and unpaid interest. The accreted value increases from the initial discount price through November 15, 1999 to 100% of the face amount of the discount notes at that date. Prior to November 15, 1996, the Discount Notes may be redeemed at the Company's option, in whole or in part, with the proceeds of the sale in a public offering of common stock of IHF Holdings or IHF Capital, at a redemption price of 114% of the accreted value, as defined in the note agreement. The Company is required to use at least 50% of the net proceeds of any such public offering for such redemption. On or after November 15, 1999, the Discount Notes may be redeemed at the Company's option, in whole or in part, at redemption prices ranging from 107.5% of principal amount in the year ended November 14, 2000, to 100% of principal amount subsequent to November 14, 2001, plus accrued and unpaid interest.

     CHANGE IN CONTROL
     Upon a change in control, as defined in the notes agreements, each holder of the Senior Subordinated Notes and Discount Notes may require the Company to repurchase all or a portion of such holder's notes at a cash purchase price equal to 101% of the principal amount, plus accrued and unpaid interest, if any, to the date of repurchase. The Credit Agreement provides that the occurrence of such a change of control, as defined therein, constitutes an event of default under the Credit Agreement, which could require immediate payment of the Revolving Credit Facility, Term Loan A Facility and Term Loan B Facility.

IHF HOLDINGS, INC. AND
ICON HEALTH & FITNESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------


     FUTURE PAYMENTS
     As of May 31, 1996, the scheduled future principal payments of long-term debt (excluding the Revolving Credit Facility) are as follows (in thousands):

                                        IHF
          Year ended May 31,          Holdings    ICON
                 1997                 $  3,065  $  3,065
                 1998                    4,312     4,312
                 1999                    5,562     5,562
                 2000                    6,438     6,438
                 2001                    6,250     6,250
              Thereafter               233,636   109,936

8.   CUMULATIVE REDEEMABLE PREFERRED STOCK - IHF HOLDINGS

     Authorization and Issuance of Series A Cumulative Redeemable Preferred
     Stock
     As part of the Recapitalization (Note 1), IHF Holdings authorized 8,000 shares of Series A-1 Cumulative Redeemable Preferred Stock ("Series A-1 Preferred") and 2,042 shares of Series A-2 Cumulative Redeemable Preferred Stock ("Series A-2 Preferred"). The Series A-1 Preferred and Series A-2 Preferred (referred to collectively as the "Series A Preferred") are equivalent in all respects, except with respect to voting rights. In exchange for common stock and options in the Recapitalized Companies, 8,000 shares of Series A-1 Preferred and 1,000 shares of Series A-2 Preferred were issued to WHF at a stated issue price of $4,000 per share, and options to purchase 1,042 Series A-2 Preferred were issued to certain officers of the Company. The options have an exercise price of $158.93 per share, subsequent to adjustment as defined in the option agreement, and expire on May 31, 2004. Compensation expense and a corresponding credit to the Series A Preferred carrying value of $4,000,000 was recorded at the date such options were granted.

     Voting Rights
     Holders of Series A-1 Preferred are entitled to vote in the election of directors of IHF Holdings. All holders of Series A Preferred are entitled to vote in the approval of amendments to the terms of the Series A Preferred and in the approval of new indebtedness of the Company. Except as otherwise required by law or the Certificate of Incorporation of IHF Holdings, holders of Series A Preferred shares are not entitled to other voting rights.

     Liquidation Rights
     The Series A Preferred retains a liquidation preference over the common stock at a rate of $4,000 per share plus accrued but unpaid dividends.

IHF HOLDINGS, INC. AND
ICON HEALTH & FITNESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------


     Dividends
     The Series A Preferred bears dividends at the rate of 12.75% per year through the 12th anniversary of issuance, at the rate of 15% during the following year and increasing by 1% for each succeeding year thereafter. Dividends also accrue on the shares of Series A Preferred which are subject to the options held by certain officers of the Company.

     Redemption
     IHF Holdings has the option to redeem the Series A Preferred at any time after the fifth anniversary of the issue date or earlier upon: (1) a public offering of the common stock of IHF Capital; (2) sale of substantially all the assets of IHF Holdings; (3) payment of a dividend or distribution on the Common Stock of IHF Holdings which would not otherwise be permitted under IHF Holdings' certificate of incorporation; or (4) any other similar event. In addition, IHF Holdings is required to redeem the Series A Preferred upon certain changes in control.

     The redemption price of the Series A Preferred is $4,000 per share plus accrued and unpaid dividends, if any. Management anticipates that the option to redeem the Series A Preferred will be exercised and, for the years ended May 31, 1996 and 1995, has accrued dividends of $5.1 million and $2.8 million, respectively, on the issued and outstanding preferred shares and outstanding options. Under certain conditions, the redemption price may be fully or partially satisfied by shares of common stock of the entity effecting the public offering.


9.   STOCKHOLDERS' EQUITY

     Preferred Stock
     For the year ended May 31, 1994 and through November 14, 1994, the Recapitalized Companies had 100,000 authorized shares of preferred stock with a $100 par value of which 65,492 shares were issued and outstanding and held by WHF. Dividends accumulated quarterly at $2.50 per share and, at May 31, 1994, dividends of $531,000 were accrued and payable to WHF. For the period from June 1, 1994 to November 14, 1994, $243,000 of dividends had accrued and were paid in conjunction with the Recapitalization (Note
     1). In conjunction with the Recapitalization, the preferred stock was exchanged for stock of IHF Holdings and IHF Capital.

     Common Stock and Additional Paid-in Capital
     In conjunction with the Recapitalization, IHF Holdings issued 1,000 shares of common stock, received a capital contribution of $74.7 million from its parent IHF Capital (net of IHF Capital's $657,000 receivable from officers related to the Recapitalization), and contributed capital of $163.1 million (net of the $657,000 receivable) to ICON. ICON exchanged all common and preferred stock in the Recapitalized Companies (Note 1),

IHF HOLDINGS, INC. AND
ICON HEALTH & FITNESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------


     issuing 1,000 shares of new common stock to IHF Holdings. All of the common stock of the Recapitalized Companies that was issued and outstanding prior to the recapitalization was retired as part of that transaction.

     Stock Options
     Prior to the Recapitalization, certain officers held options to purchase shares of the Recapitalized Companies. The exercise prices were based upon the fair market value of the Recapitalized Companies on the date the options were granted. The options became fully vested during the year ended May 31, 1994. During the year ended May 31, 1994, a portion of these options were exercised in exchange for receivables from officers. As part of the Recapitalization (Note 1), all remaining options to purchase shares in the Recapitalized Companies were exchanged for options to purchase Series A Preferred of IHF Holdings (Note 8) and options to purchase common stock of IHF Capital. Compensation charges, including related payroll taxes, totaling $39.0 million were recorded in the year ended May 31, 1995, relating to the exchange of these options and warrants (including $4.0 million related to the issuance of the Series A-2 Preferred options).

     1994 Stock Option Plan
     In November 1994, the 1994 Stock Option Plan (the "1994 Plan") was adopted by the Company and approved by the Board of Directors. The 1994 Plan originally provided for the granting of options to purchase up to 1,200,000 shares of Class A common stock of IHF Capital. The Board of Directors determines which individuals shall receive options, the time period during which the options may be exercised, the exercise price (which cannot be less than the fair market value of the Class A Common on the date of grant), and whether or not the options are incentive stock options as defined in section 422 of the Internal Revenue Code of 1986. Expired and cancelled options are not made available for future grant. In 1996, the plan was amended, subject to certain waivers of notice and shareholder approval, to provide for the granting of up to 2,110,207 shares of Class A Common.

IHF HOLDINGS, INC. AND
ICON HEALTH & FITNESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------


     Activity under the 1994 Plan is summarized as follows:

                                     Number of      Range of
                                      Optioned   Exercise Price
                                       Shares       per Share
     Granted                          1,146,331    $0.10-8.92
     Exercised                         (634,117)        $0.10
                                     ----------


     Outstanding at May 31, 1995        512,214    $0.10-8.92
     Granted                            963,876    $5.80-8.92
     Cancelled                           (7,617)   $.10-$5.80
     Exercised                          (44,539)   $     0.10
                                     ----------

     Outstanding at May 31, 1996      1,423,934    $.10-$8.92
                                     ==========

     Of the total options outstanding under the 1994 Plan, 1,210,859 are exercisable at May 31, 1996. All options under the 1994 Plan become exercisable upon an initial public offering, subject to the approval of the Board of Directors. At May 31, 1996, there were no options available for future grant under the 1994 Plan.

     In September 1995 and March 1996, the exercise price of all performance options granted in 1995 under the 1994 Plan with an original exercise price per share of $30.87 were reset to exercise prices per share ranging from $5.80 to $8.92 which represented the fair value on the date of the reset with no change in the number of option share grants or vesting periods. The original exercise price of $30.87 per share for these performance options was established by the Board of Directors at the time of the Recapitalization to provide incentives to key members of management.

     During the year ended May 31, 1996, the Company recorded compensation expense of $2,769,000 equivalent to the difference between the fair market value of the underlying securities and the exercise price of related options granted. Such option grants were fully vested upon grant.

IHF HOLDINGS, INC. AND
ICON HEALTH & FITNESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------


10.  INCOME TAXES

     The provision for (benefit from) income taxes consists of the following (in thousands):

                                                            May 31,
                                 ---------------------------------------------------------------
                                           1996                  1995                 1994
                                 -----------------------  ----------------------  --------------
                                                                                   Recapitalized
                                     IHF                       IHF                   Companies
                                   Holdings        ICON      Holdings     ICON        (Note 1)
     Current:
       Federal income taxes      $    6,946   $    7,216   $    4,277  $     4,277    $    9,193
       State income taxes               595          618          497          497         1,726
       Foreign income taxes             375          375            -           -              -
                                 ----------   ----------   ----------   ----------    ----------
          Total current               7,916        8,209        4,774        4,774        10,919
                                 ----------   ----------   ----------   ----------    ----------
     Deferred:
       Federal income taxes             (18)       2,416       (8,446)      (7,545)       (1,005)
       State income taxes                (2)         207       (1,027)        (872)         (148)
                                 ----------   ----------   ----------   ----------    ----------
          Total deferred                (20)       2,623       (9,493)      (8,417)       (1,153)
                                 ----------   ----------   ----------   ----------    ----------
                                 $    7,896   $   10,832   $   (4,719)  $   (3,643)   $    9,766
                                 ==========   ==========   ==========   ==========    ==========


     The provision for (benefit from) income tax differs from the amount computed by applying the statutory federal income (loss) tax rate to income before taxes as follows:

                                                                        May 31,
                                              ---------------------------------------------------------------
                                                      1996                    1995                1994
                                              --------------------  ----------------------  -----------------
                                                                                                Recapitalized
                                                 IHF                       IHF                    Companies
                                               Holdings      ICON       Holdings    ICON          (Note 1)
     Statutory federal income tax rate            35%         35%         (35)%     (35)%           35%
     State tax provision (benefit)                 4           3           (3)       (3)             5
     Other-non-deductible items                    5           -            6         4             -
     Effect of tax sharing agreement
      with IHF Holdings, Inc.                      -           -            -        (2)            -
     Foreign losses for which no benefit
      has been recognized                         10           6            -         -             -
     Other                                         -           -            -         -             (1)
                                                  ---         ---         -----     -----           ---
     Provision for (benefit from) income taxes    54%         44%         (32)%     (36)%           39%
                                                  ===         ===         =====     =====           ===

IHF HOLDINGS, INC. AND
ICON HEALTH & FITNESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------


     As of May 31, 1996 and 1995, the Company recorded gross deferred tax assets and deferred tax liabilities as follows (in thousands):

                                                       May 31,
                                 -----------------------------------------------
                                          1996                     1995
                                 ------------------------  ---------------------
                                         IHF                    IHF
                                       Holdings    ICON       Holdings     ICON
     Gross deferred tax assets       $  15,506  $  11,740   $  13,579  $  12,368
     Gross deferred tax liabilities     (3,972)    (3,925)     (2,870)    (2,735)
                                     ---------  ---------   ---------  ---------
                                        11,534      7,815      10,709      9,633
     Valuation allowance                  (805)      (805)          -          -
                                     ---------  ---------   ---------  ---------

     Net deferred tax asset          $  10,729  $   7,010   $  10,709  $   9,633
                                     =========  =========   =========  =========

     The Company has provided a full valuation allowance for deferred tax assets related to foreign net operating loss carryforwards since realization of these future benefits is not sufficiently assured.

     Net deferred tax assets consist of the following (in thousands):

                                                                   May 31,
                                               -------------------------------------------
                                                       1996                   1995
                                               ---------------------  --------------------
                                                  IHF                      IHF
                                                Holdings      ICON      Holdings    ICON
     Domestic net operating loss carryforward   $      -    $     -    $  3,767  $  3,767
     Foreign net operating loss carryforward         805        805           -         -
     Stock compensation expense                    5,694      5,694       4,642     4,642
     Future deductible interest                    3,766          -       1,211         -
     Depreciation                                 (2,730)    (2,730)     (1,786)   (1,786)
     Reserves and allowances                       3,770      3,770       2,942     2,942
     Contribution of land                           (500)      (500)       (500)     (500)
     Uniform capitalization of inventory             937        937         879       879
     Other, net                                     (208)      (161)       (446)     (311)
                                                --------    -------    --------  --------
                                                  11,534      7,815      10,709     9,633
     Valuation allowance                            (805)      (805)          -         -
                                                --------    -------    --------  --------

     Net deferred tax asset                     $ 10,729    $ 7,010    $ 10,709  $  9,633
                                                ========    =======    ========  ========

     In the year ended May 31, 1996, the Company realized income tax benefits of $3,470,000 and $297,000 for the use of federal and state net operating loss carryforwards, respectively. At May 31, 1996, the Company had approximately $2.4 million of foreign net operating loss carryforwards available to reduce future foreign taxable income.

IHF HOLDINGS, INC. AND
ICON HEALTH & FITNESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------


11.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                                      May 31,
                                                      ---------------------------------------
                                                          1996         1995          1994
                                                      -----------   ----------   ------------
                                                           IHF         IHF
                                                         Holdings    Holdings   Recapitalized
                                                           and         and        Companies
                                                          ICON        ICON        (Note 1)
     Cash paid during the period for (in thousands):
       Interest                                        $  25,191    $  12,188      $  5,259
       Income taxes                                        8,928        5,286        10,237

     For the year ended May 31, 1994 and the period from June 1, 1994 through November 14, 1994, income tax payments were made to WHF.

     Non-cash investing and financing activities

     As part of the Recapitalization (Note 1): (1) the existing shareholders of the Recapitalized Companies contributed their capital stock of these Companies (recorded value of $7.7 million) to IHF Capital, IHF Holdings, and ICON in exchange for common stock of IHF Capital, preferred stock of IHF Holdings, warrants to purchase common stock of IHF Capital (aggregate fair value of $58.8 million), and the Shareholder Notes ($159.3 million), and (2) certain senior executives of the Company exchanged their options to purchase capital stock of the Recapitalized Companies for $34.7 million of replacement options to purchase commons stock of IHF Capital and $4.0 million of warrants to purchase preferred stock of IHF Holdings. Subsequent to the closing of the Recapitalization, IHF Capital redeemed certain of the options exchanged by the executives as part of the Recapitalization for $26.4 million.

     In conjunction with the issuance of the Senior Subordinated Notes and the Senior Secured Discount Notes (Note 7), the Company issued warrants to purchase common stock of IHF Capital. These warrants were ascribed values of $968,000 and $3,838,000, respectively, and were recorded as additional discounts on the notes and were credited to additional paid-in capital.


12.  COMMITMENTS AND CONTINGENCIES

     Leases - The Company has noncancelable operating leases, primarily for computer and production equipment, that expire over the next five years. These leases generally contain renewal options for periods ranging from three to five years and require the Company to pay all executory costs such as maintenance and insurance. Future minimum payments under noncancelable operating leases consist of the following at May 31, 1996 (table in thousands):

IHF HOLDINGS, INC. AND
ICON HEALTH & FITNESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------


     FOR YEAR ENDED MAY 31:
            1997                          $  6,009
            1998                             4,945
            1999                             2,936
            2000                             1,189
            2001                               426
            Thereafter                           -
                                          --------
              Total                       $ 15,505
                                          ========

     Rental expense for operating leases was approximately $2,513,000, $2,890,000 and $1,767,000 for the years ended May 31, 1996, 1995, and 1994, respectively.

     Weider Litigation - On August 28, 1995, WHF and its affiliates commenced a number of legal proceedings against the Company, its affiliates and all of the non-WHF directors and commenced arbitration proceedings against the Company. WHF and its affiliates claim, among other things: (i) they are entitled to various economic adjustments under agreements related to the Recapitalization, (ii) the Company has intentionally violated territorial limitations and various other terms of the distribution agreement under which WHF was granted exclusive rights to distribute the Company's products in certain international territories, (iii) the directors and executive officers of the Company have breached their fiduciary duties to IHF Capital, IHF Holdings and the Company and to IHF Capital's minority stockholders, and (iv) the Company has violated its duties to WHF under the Management Agreement (Note 13). In addition, WHF and its affiliates seek to recover compensatory damages of at least $25 million, punitive damages of $35 million and injunctive relief requiring the Company to honor its alleged obligations. On August 28, 1995, WHF sought, and was denied, a temporary restraining order relating to alleged violations of the Distribution Agreement (Note 13). The Company intends to defend vigorously against the claims of WHF and its affiliates. The Company does not believe the outcome of the WHF Litigation will have a material adverse effect upon the Company's results of operation and financial position.

     The Company, on August 28, 1995, initiated a law suit against WHF and its affiliates seeking a preliminary injunction forbidding WHF from continuing to produce and market illicit copies of one of the Company's most significant product lines. The Company intends to assert all claims that it may have against WHF and its affiliates, including claims that: (I) WHF and its affiliates have improperly sourced products (including WHF branded products), (ii) WHF and its affiliates have infringed its rights to the "WHF" trademark, (iii) the Company is entitled to economic adjustments under the agreements related to the Recapitalization and (iv) WHF has violated territorial limits and other terms of the Distribution Agreement (Note 13).

     Other Litigation - The Company is one of several named defendants in legal matters involving product liability claims, several insured and one uninsured. The plaintiff in

IHF HOLDINGS, INC. AND
ICON HEALTH & FITNESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------


     each case seeks general and specific damages in various specified and unspecified amounts. Since many of these matters are in the initial discovery stage, it is not possible to predict, with any certainty, the outcome or range of potential loss. However, management, based in part on discussions with legal counsel, believes that the Company has meritorious defenses and that resolution of these matters should not result in uninsured liability, if any, that would be materially greater than the estimated liability of $1,500,000 and $900,000 included in accrued expenses at May 31, 1996 and 1995, respectively.

     The Company is involved in various other claims, potential unasserted claims, and legal actions, including several patent infringement claims, arising in the ordinary course of business. In the opinion of management, the ultimate outcome of these matters will not have a material adverse effect on the Company's financial position and results of operations and, accordingly, no amounts have been accrued in the financial statements.

     Warranty - The Company warrants its products against defects in materials and workmanship for a period of 90 days after sale to the end-user. As of May 31, 1996 and 1995, the Company had an accrual for warranty costs on products sold of approximately $3,200,000 and $2,470,000, respectively, included in accrued expenses in the accompanying balance sheets.

     Retirement Plans - All employees who have met minimum age and service requirements are eligible to participate in one of two 401(k) savings plans. Participants may make tax deferred contributions up to 15% of total salary in 1995. Company contributions to the two plans for the years ended May 31, 1996, 1995 and 1994 were $233,000, $220,000 and $48,000, respectively.

13.  RELATED PARTY TRANSACTIONS

     Recapitalization Expenses - The Company reimbursed $2 million of expenses incurred by WHF, Bain Capital, and other shareholders in connection with the Recapitalization. In addition, the Company paid Bain Capital a fee of $3.5 million for services provided in structuring the Recapitalization (Note 1).

     Management Fees - The Company received $2.7 million in the year ended
     May 31, 1995 as a fee for administrative services provided to WHF in the management of one of its subsidiaries (the "Management Agreement") which was recorded as a reduction of general and administrative expense for the period. Subsequent to the Recapitalization, the management agreement requires ICON, to the extent applicable, to source WHF products, or products substantially the same as those sold by WHF, from WHF prior to seeking sources of those products from outside vendors. During the years ended May 31, 1996, 1995 and 1994, the Company purchased approximately $50.7 million, $26.4 million and $7.4 million of products from WHF and had a trade payable of $.7 million and $1.3 million at May 31, 1996 and 1995, respectively.

IHF HOLDINGS, INC. AND
ICON HEALTH & FITNESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------


     In conjunction with the Recapitalization, the Company executed an agreement with a majority shareholder who provides management and advisory services. Total annual fees due under this agreement are $800,000, and, for the year ended May 31, 1996 and 1995, the Company recorded management fee expense of $800,000 and $333,000, respectively. In addition, if the Company enters into any acquisition transactions involving at least $10 million, the Company must pay a fee of approximately 1% of the gross purchase price, including liabilities assumed, of the transaction.

     Non-Compete Agreements - In November 1994, the Company entered into non-compete agreements with certain key executives of the Company in connection with the Recapitalization (Note 2).

     License Fees - Concurrent with the closing of the Recapitalization, the Company obtained certain rights to use the WHF name pursuant to two separate exclusive license agreements. Under the WHF Sports License, the Company paid a $5 million license fee for a perpetual license with respect to WHF Canadian Trademark Rights. Under the WHF Health and Fitness license, the Company is required to pay a royalty with respect to WHF U.S. and other trademark rights equal to 2% of sales of licensed products sold thereunder until such time as the Company has paid an aggregate royalty equal to $12 million plus an interest factor accruing on the unpaid portion of the royalty at a per annum rate of 10%. If the royalty has not been paid in full by the tenth anniversary of the Recapitalization, or if the sales of WHF product fall below a certain level and the royalty is not paid in full at that time, ICON's rights under the license agreement will terminate. The Company recorded license fees of $549,000 and $500,000 during 1996 and 1995, respectively, under this agreement. The Company has accrued license fees payable to WHF of $81,000 and $503,000 at May 31, 1996 and 1995.

     Distribution Agreement - The Company has appointed a Canadian WHF affiliate to be the exclusive distributor of ICON products worldwide, excluding the United States, Mexico and certain countries in Europe. Under the terms of this agreement, the Company sells its products directly to WHF affiliates for resale in the agreed-upon territory. In conjunction with this agreement, the Company recorded revenue of $6.9 million for the year ended May 31, 1996 and had a trade receivable from WHF affiliates of $1.5 million at May 31, 1996. In addition, for the fiscal years ended May 31, 1995 and 1994, the Company recorded revenue from sales to WHF of $8.8 million and $4.9 million, respectively, and at May 31, 1995, the Company had a trade receivable from WHF affiliates of $2.6 million.

     Aircraft Lease - In June 1996, the Company entered into an oral agreement with FG Aviation, Inc. ("FG"), a company which is jointly owned by officers of the Company, whereby the Company will lease an airplane from FG for a minimum of 400 hours per year at a fair market rate (between $1,500 and $1,700 per hour, as adjusted by the Company's costs associated with flight crews). Scheduled maintenance and insurance will be paid for by FG and non-scheduled maintenance will be paid for by the Company. Flight crews will be provided by the Company. In connection with this lease the

IHF HOLDINGS, INC. AND
ICON HEALTH & FITNESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------


     Company advanced $280,000 to officers of the Company to be used as a security deposit on the aircraft lease.

     Canadian and European Options - At any time prior to May 15, 1997, the Company has an option to acquire the net fixed assets, inventory, and certain other assets and to assume certain related leases and contracts of three Canadian corporations (collectively "CanCo") owned by WHF and certain other parties at a purchase price equal to the net book value of those assets. In addition, the Company had an option to acquire certain fixed assets and to assume certain related leases of several European operations owned by WHF at any time prior to May 15, 1997.

     In August 1995, the Company gave notice of its intention to exercise its option to purchase the assets of CanCo. The Company may terminate this notice at any time prior to executing a final purchase and sale agreement. The purchase of the CanCo assets has not yet been completed due to complications related to the WHF litigation (Note 12). However, based on its due diligence and the estimated purchase price of $1.5 million, the Company does not believe that CanCo's operations are significant.

     In July 1995 and December 1995, the Company exercised its options to purchase certain fixed assets of the WHF European affiliates in conjunction with the establishment of its own sales operations in Europe. The total purchase price for these assets was approximately $200,000 and approximated the net book value of the assets at the date of purchase.

14.  SUBSEQUENT EVENTS

     HealthRider Acquisition - In August 1996, the Company acquired the net assets, excluding certain liabilities (including liabilities associated with the lawsuit filed by certain stockholders of HealthRider), of HealthRider, Inc. ("HealthRider"). Total consideration for the purchase consisted of the payment of $16.8 million, the assumption of amounts outstanding under HealthRider's revolving credit facility on the date of acquisition of $9.3 million and fees and expenses of approximately $1.0 million. The acquisition will be accounted for under the purchase method of accounting.

     In conjunction with the closing of the acquisition of HealthRider, the Company entered into definitive agreements to buy out HealthRider's manufacturing contract with Parkway Manufacturing, Inc. ("Parkway") and to buy out the minority interest of HealthRider's European subsidiary held by La Forza Limited ("La Forza"). The buy out agreement with Parkway required the Company to make a payment of $10.1 million, including the repayment of $1.0 million of trade payables owed to Parkway by HealthRider and the payment of $4.1 million for inventory and certain manufacturing equipment of Parkway purchased for the manufacturing of HealthRider brand products. The buy out agreement with La Forza required the Company to make a payment of $.6 million and to provide La Forza with $.1 million of inventory.

IHF HOLDINGS, INC. AND
ICON HEALTH & FITNESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

                                                               VALUATION ACCOUNTS

                                                               YEARS ENDED MAY 31,
                                               -------------------------------------------------

                                                      1995             1994          1996
                                                ---------------   ------------  --------------
ALLOWANCES FOR DOUBTFUL ACCOUNTS,
  ADVERTISING AND CREDIT MEMOS:

Balance at beginning of year                        $  5,308,000   $  3,279,000   $  2,146,000

Additions
  Charged to Costs and Expenses (Allowance
   for Doubtful Accounts and Credit Memos)             3,662,000      3,792,000      1,864,000
  Charged to Costs and Expenses
   (Discounts and advertising)                        34,585,000     14,114,000     12,907,000
  Recoveries on Accounts Charged Off                      74,000              -              -

Deductions
  Accounts Charged Off (Allowance for
   Doubtful Accounts and Credit Memos)                (3,569,000)    (2,666,000)    (1,163,000)
  Accounts Charged Off
   (Discounts and advertising)                       (32,465,000)   (13,211,000)   (12,475,000)
                                                     -----------    -----------    -----------

Balance at end of year                              $  7,595,000   $  5,308,000   $  3,279,000
                                                    ============   ============   ============