Form 10-K405/A
period 1996-05-31
ICON HEALTH & FITNESS INC; IHF HOLDINGS INC
filed 1996-10-08
CIK 934798, 934799

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

                                AMENDMENT NO. 1

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


 Title of Each Class                              Name of Each Exchange
 -------------------                               on Which Registered
                                                  ----------------------

        NONE                                              NONE

Securities registered pursuant to Section
12(g) of the Act:

                    Title of Class:  NONE
                    --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES [T] NO [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K [T].

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

                      DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated herein by reference:  NONE

This amendment is filed for the purpose of updating the following information of the Form 10K filed with the Commission on August 29, 1996.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-----------------------------------------------------

                   Index to Consolidated Financial Statements
                   ------------------------------------------
                                 and Schedules
                                 -------------

                                                                                          Page
                                                                                          ----

Report of Independent Accountants of Price Waterhouse LLP...............................    65
Independent Auditors' Report of Deloitte & Touche LLP...................................    66

CONSOLIDATED FINANCIAL STATEMENTS:
Consolidated Balance Sheets, May 31, 1996 and 1995......................................    67
Consolidated Statements of Income for the Three Years Ended May 31, 1996................    68
Consolidated Statements of Stockholders' Equity for the Three Years Ended May 31, 1996..    69
Consolidated Statements of Cash Flows for the Three Years Ended May 31, 1996............    71
Notes to Consolidated Financial Statements..............................................    72

FINANCIAL STATEMENT SCHEDULES:
Schedule VIII - Valuation Accounts for the Three Years Ended May 31, 1996...............    92


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, ICON Health & Fitness, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ICON HEALTH & FITNESS, INC.


                                    By: /s/ Scott R. Watterson
                                       --------------------------------------
                                       Name: Scott R. Watterson
                                       Title: Chairman of the Board and Chief
                                       Executive Officer
Date:  October 8, 1996


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED.

Signatures                                              Capacity                        Date
-----------                                             ---------                      ------

/s/ Scott R. Watterson                     Chairman of the Board of Directors        October 8, 1996
------------------------------             and Chief Executive Officer
Scott R. Watterson                         (principal executive officer)

/s/ S. Fred Beck                           Vice President, Chief Financial and       October 8, 1996
------------------------------             Accounting Officer, Treasurer and
S. Fred Beck                               Secretary (principal financial and
                                           accounting officer)

/s/ Gary E. Stevenson                      Director                                  October 8, 1996
------------------------------
Gary E. Stevenson

------------------------------             Vice Chairman of the Board                October __, 1996
Eric Weider                                of Directors

/s/ Robert C. Gay                          Vice Chairman of the                      October 8, 1996
------------------------------             Board of Directors
Robert C. Gay

------------------------------             Director                                  October __, 1996
Richard Renaud

/s/ Ronald P. Mika                         Director                                  October 8, 1996
------------------------------
Ronald P. Mika

/s/ Geoffrey S. Rehnert                    Director                                  October 8, 1996
------------------------------
Geoffrey S. Rehnert

                                   SIGNATURES

    Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, IHF Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              IHF HOLDINGS, INC.


                              By: /s/ Scott R. Watterson
                                 -------------------------------------
                                 Name: Scott R. Watterson
                                 Title: Chairman of the Board and
                                 Chief Executive Officer
Date:  October 8, 1996

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED.

Signatures                                              Capacity                        Date
-----------                                             ---------                      ------

/s/ Scott R. Watterson                     Chairman of the Board of Directors        October 8, 1996
------------------------------             and Chief Executive Officer
Scott R. Watterson                         (principal executive officer)

/s/ S. Fred Beck                           Vice President, Chief Financial and       October 8, 1996
------------------------------             Accounting Officer, Treasurer and
S. Fred Beck                               Secretary (principal financial and
                                           accounting officer)

/s/ Gary E. Stevenson                      Director                                  October 8, 1996
------------------------------
Gary E. Stevenson

------------------------------             Vice Chairman of the Board                October __, 1996
Eric Weider                                of Directors


/s/ Robert C. Gay                          Vice Chairman of the                      October 8, 1996
------------------------------             Board of Directors
Robert C. Gay

------------------------------             Director                                  October __, 1996
Richard Renaud


/s/ Ronald P. Mika                         Director                                  October 8, 1996
------------------------------
Ronald P. Mika

/s/ Geoffrey S. Rehnert                    Director                                  October 8, 1996
------------------------------
Geoffrey S. Rehnert