Form 10-Q
period 1996-08-31
ICON HEALTH & FITNESS INC; IHF HOLDINGS INC
filed 1996-10-15
CIK 934798, 934799

FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(Mark One)
[*] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended August 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to

Commission file number - 33-87930;  33-87930-01

                        ICON Health & Fitness, Inc.
                        ---------------------------
                              IHF Holdings, Inc.
                              -----------------
               (Exact name of registrant as specified in its charter)

                                                      87-0531206
     Delaware                                         87-0531209
                                                     -----------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                  Identification No.)

                       1500 South 1000 West Logan, Utah  84321
                       ---------------------------------------
                (Address and zip code of principal executive offices)

                                  (801) 750-5000
                                  --------------
                (Registrant's telephone number, including area code)

                                 Not Applicable
                                 ---------------
(Former name, former address and former fiscal year, if change since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  *    No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
   Yes          No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

ICON Health & Fitness, Inc. 1,000 shares;
IHF Holdings, Inc.  1,000 shares.

                               IHF HOLDINGS, INC.
     and its wholly-owned subsidiary ICON Health & Fitness, Inc.

                                     INDEX


                                                         Page No.
                                                        ---------

PART I -  FINANCIAL INFORMATION . . . . . . . . . . . . . .   3

Item 1.   Financial Statements  . . . . . . . . . . . . . .   3-6

          Consolidated Condensed Balance
          Sheets as of August 31, 1996 and
          May 31, 1996  . . . . . . . . . . . . . . . . . .   3

          Consolidated Condensed Statements
          of Operations for the three months
          ended August 31, 1996 and September 2, 1995 . . .   4

          Consolidated Condensed Statements
          of Cash Flows for the three months
          ended August 31, 1996  and September 2, 1995  . .   5

          Notes to Consolidated Condensed
          Financial Statements  . . . . . . . . . . . . . .   6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations  . . . . . . . . . . . . . . . . . . .   9

PART II - OTHER INFORMATION   . . . . . . . . . . . . . . .   12

Item 1.   Legal Proceedings   . . . . . . . . . . . . . . .   12

Item 2.   Changes in Securities   . . . . . . . . . . . . .   13

Item 3.   Defaults Upon Senior Securities   . . . . . . . .   13

Item 4.   Submission of Matters to a Vote of
          Securities Holders  . . . . . . . . . . . . . . .   13

Item 5.   Other Information   . . . . . . . . . . . . . . .   13

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . .   13

Signatures    . . . . . . . . . . . . . . . . . . . . . . .   16

                         PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements

IHF Holdings, Inc. and its wholly-owned subsidiary, ICON Health &
Fitness, Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In Thousands)
                                    ICON Health &  IHF Holdings,  ICON Health &
                                    Fitness, Inc.      Inc.       Fitness, Inc.
                                      August 31,    August 31,      May 31,      IFH Holdings,
                                         1996          1996           1996           Inc.
ASSETS                                Unaudited      Unaudited      Unaudited    May 31, 1996
                                    -------------  ------------   ------------- -------------
CURRENT ASSETS
 Cash                                   $4,587        $4,587        $19,313       $19,313
 Accounts receivable-net               129,685       129,685        126,869       126,869
 Inventories
   Raw materials                        32,475        32,475         26,264        26,264
   Finished goods                      131,230       131,230         69,658        69,658
 Deferred income taxes                   5,240         5,240          5,240         5,240
 Other assets                            8,877         8,877          4,770         4,770
 Prepaid income taxes                    8,620         9,476            589           882
                                      ---------     ---------      ---------     ---------
 Total Current Assets                  320,714       321,570        252,703       252,996

PROPERTY AND EQUIPMENT
 Land                                    1,230         1,230          1,230         1,230
 Building                               30,228        30,228         13,632        13,632
 Machinery and equipment                58,161        58,161         37,191        37,191
                                      ---------     ---------      ---------     ---------
 Total                                  89,619        89,619         52,053        52,053

 Less accumulated depreciation         (18,135)      (18,135)       (19,741)      (19,741)
                                      ---------     ---------      ---------     ---------
 Property and equipment - net           71,484        71,484         32,312        32,312
                                      ---------     ---------      ---------     ---------

DEFERRED INCOME TAXES                    1,770         5,629          1,770         5,489
OTHER ASSETS                            20,756        26,685         19,703        25,930
                                      ---------     ---------      ---------     ---------
                                      $414,724      $425,368       $306,488      $316,727
                                      ---------     ---------      ---------     ---------
                                      ---------     ---------      ---------     ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Current portion of long-term debt      $4,581        $4,581         $3,065        $3,065
 Accounts payable                       98,954        98,954         73,652        73,652
 Accrued expenses                       23,296        23,296         17,239        17,239
                                      ---------     ---------      ---------     ---------
 Total current liabilities             126,831       126,831         93,956        93,956

LONG-TERM DEBT                         289,762       361,515        210,546       279,693

CUMULATIVE PREFERRED STOCK,
including dividends payable                 --        49,179             --        47,904

STOCKHOLDERS' EQUITY
 Common Stock, additional paid-in
   capital                             166,176        77,730        166,176        77,730
 Less:  Receivable from officers          (758)         (758)          (758)         (758)
 Cumulative translation adjustment         152           152            386           386
 Retained earnings (deficit)          (167,439)     (189,281)      (163,818)     (182,184)
                                      ---------     ---------      ---------     ---------
 Total Stockholders' Equity             (1,869)     (112,157)         1,986      (104,826)

                                      ---------     ---------      ---------     ---------
                                      $414,724      $425,368       $306,488      $316,727
                                      ---------     ---------      ---------     ---------
                                      ---------     ---------      ---------     ---------

     See accompanying notes to consolidated condensed financial statements

IHF Holdings, Inc. and its wholly-owned subsidiary, ICON Health &
Fitness, Inc.

CONSOLIDATED STATEMENTS OF OPERATION
(In Thousands)

                                         ICON Health      IHF      ICON Health
                                          & Fitness,   Holdings,    & Fitness,      IFH
                                             Inc.         Inc.         Inc.      Holdings,
                                          August 31,   August 31,  September 2,     Inc.
                                             1996         1996         1995     September 2,
                                          Unaudited    Unaudited    Unaudited       1995
                                          ----------  -----------  ------------ ------------
NET SALES                                 $125,810     $125,810     $124,839     $124,839

COST OF GOODS SOLD                          90,581       90,581       90,932       90,932
REVALUATION OF HEALTHRIDER INVENTORY         1,865        1,865           --           --
                                          ---------    ---------    ---------    ---------
TOTAL COST OF GOODS SOLD                    92,446       92,446       90,932       90,932

GROSS PROFIT                                33,364       33,364       33,907       33,907
                                          ---------    ---------    ---------    ---------

OPERATING EXPENSES:
 Selling                                    18,813       18,813       15,829       15,829
 Research and development                    1,639        1,639        1,546        1,546
 General and administrative                 10,887       10,887       10,091       10,091
                                          ---------    ---------    ---------    ---------
 Total operating expenses                   31,339       31,339       27,466       27,466

OPERATING INCOME                             2,025        2,025        6,441        6,441

INTEREST EXPENSE                             6,167        8,773        6,316        8,382
AMORTIZATION OF DEFERRED FINANCING FEES        652          949          625          861
                                          ---------    ---------    ---------    ---------
INCOME (LOSS) BEFORE INCOME TAXES           (4,794)      (7,697)        (500)      (2,802)

PROVISION (BENEFIT) FOR INCOME TAXES        (1,173)      (1,875)         220         (687)
                                          ---------    ---------    ---------    ---------

NET INCOME (LOSS)                          ($3,621)     ($5,822)       ($720)     ($2,115)
                                          ---------    ---------    ---------    ---------
                                          ---------    ---------    ---------    ---------


     See accompanying notes to consolidated condensed financial statements

IHF Holdings, Inc. and its wholly-owned subsidiary, ICON Health &
Fitness, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In Thousands)
                                              ICON Health      IHF      ICON Health
                                               & Fitness,   Holdings,    & Fitness,      IFH
                                                  Inc.         Inc.         Inc.      Holdings,
                                               August 31,   August 31,  September 2,     Inc.
                                                  1996         1996         1995     September 2,
                                               Unaudited    Unaudited    Unaudited       1995
                                              ------------ ----------- ------------- ------------
OPERATING ACTIVITIES:
Net income/(loss)                               ($3,621)     ($5,822)       ($720)     ($2,115)
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Provision for bad debt & advertising
   allowance                                      2,792        2,792        5,604        5,604
  Provision/(benefit) for deferred taxes             --         (140)         220         (687)
  Amortization of financing fees                    703        3,607          625        2,691
  Depreciation & amortization                     2,284        2,284        1,750        1,750
  Changes in operating assets & liabilities:
   Accounts receivable                            9,360        9,360      (11,428)     (11,428)
   Inventory                                    (37,004)     (37,004)     (25,884)     (25,884)
   Other assets                                     950          387        5,284        5,520
   Accounts payable & accrued expenses           (7,079)      (7,079)      (3,379)      (3,379)
                                               ----------   ----------   ----------   ----------
    Net cash received from/(used in)
     operating activities                       (31,615)     (31,615)     (27,928)     (27,928)
                                               ----------   ----------   ----------   ----------
INVESTING ACTIVITIES:
Healthrider Acquisition                         (28,203)     (28,203)          --           --
Purchases of property & equipment                (6,598)      (6,598)      (3,831)      (3,831)
                                               ----------   ----------   ----------   ----------
 Net cash received from/(used in) investing
  activities                                    (34,801)     (34,801)      (3,831)      (3,831)
                                               ----------   ----------   ----------   ----------
FINANCING ACTIVITIES:
Proceed from long-term debt, net of payments     51,924       51,924       32,756       32,756
                                               ----------   ----------   ----------   ----------
 Net cash received from/(used in) financing
 activities                                      51,924       51,924       32,756       32,756
                                               ----------   ----------   ----------   ----------

Effect of exchange rate changes on cash            (234)        (234)          --           --
                                               ----------   ----------   ----------   ----------

Net increase/(decrease) in cash                 (14,726)     (14,726)         997          997
Cash at beginning of period                      19,313       19,313        4,099        4,099
                                               ----------   ----------   ----------   ----------

Cash at end of period                            $4,587       $4,587       $5,096       $5,096
                                               ----------   ----------   ----------   ----------
                                               ----------   ----------   ----------   ----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Cash paid during the year for:
 Interest                                         9,073        9,073        9,325        9,325
 Income taxes                                        35           35           --           --

     See accompanying notes to consolidated condensed financial statements

IHF Holdings, Inc. and its wholly owned subsidiary ICON Health & Fitness, Inc.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
----------------------------------------------------


Note 1.  Basis of Presentation

     The accompanying consolidated condensed financial statements for both IHF Holdings, Inc. ("IHF Holdings") and its wholly owned subsidiary ICON Health & Fitness, Inc. ("ICON") and its wholly-owned subsidiaries, including HealthRider Corporation which was acquired on August 16, 1996 (See HealthRider Acquisition -
Note 2)(collectively, the Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-
X. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. IHF Holdings' parent company, IHF Capital, Inc., ("IHF Capital") is not a registrant.

     In management's opinion, the accompanying consolidated condensed financial statements, for both ICON and IHF Holdings, contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial condition of ICON and IHF Holdings, as of August 31, 1996 and May 31, 1996, the results of operations for the three months ended August 31, 1996 and September 2, 1995, and their cash flows for the three months ended August 31, 1996 and September 2, 1995. There are two less days in the three month period ended August 31, 1996 than the comparable period ended September 2, 1995.

     All significant intercompany transactions and balances have been eliminated. The financial statements included herein should be read in conjunction with the financial statements and footnotes thereto and information included in the Form 10-K filed with the Securities and Exchange Commission on August 29, 1996. The results of operations for the three months ended August 31, 1996 are not necessarily indicative of the results to be expected for the full year ended May 31, 1997.

Note 2. HealthRider Acquisition

     On August 16, 1996, the Company: (i) purchased substantially all the assets of HealthRider for approximately $16.8 million and assumed (or refinanced) substantially all of the liabilities of HealthRider: (ii) purchased certain related manufacturing assets of Parkway Manufacturing, Inc., ("Parkway"), including Parkway's contract to manufacture and supply upright rowers to HealthRider, for approximately $10.1 million (includes the repayment of $1.0 million of trade payables owed to Parkway by HealthRider); and (iii) purchased the minority interest of HealthRider's European subsidiary for approximately $1.4 million; (of which $.7 million was paid by HealthRider, $.6 million was paid by the Company in cash and $.1 million was paid by the Company in inventory)(together, the "HealthRider Acquisition").

     The HealthRider Acquisition was funded through additional borrowings under the Credit Agreement with General Electric Capital Corporation .(the "Credit Agreement").

     The HealthRider Acquisition has been accounted for under the purchase method of accounting. Accordingly, the purchase price plus direct costs of the acquisition have been allocated to the assets acquired and liabilities assumed based on their relative fair values as of the closing date. The final allocation to each of the Company's assets acquired and liabilities assumed is preliminary as the Company is in the process of determining the fair value of significant assets acquired in the HealthRider Acquisition. Accordingly, the final allocations may be different from those initially recorded.

     The following unaudited pro forma summary presents the consolidated results of operations assuming that the HealthRider Acquisition had occurred on May 31, 1996. Results for the historical ICON and IHF Holdings represent the results for the first quarter of fiscal 1997 combined with the HealthRider results for the quarter ending June 30, 1996. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the transaction been effected on the date indicated above or of results which may occur in the future. The Company expects that HealthRider revenues in the periods subsequent to the HealthRider Acquisition will decline substantially. In addition, the pro formas exclude certain non-recurring charges related to HealthRider Acquisition including a significant non-recurring , non-cash charge resulting from the fact that the Company's purchase accounting will include writing-up the book value of the HealthRider inventory to fair market value less estimated sales costs.

                    Three Months ended August 31, 1996
                                   (unaudited)
                    ICON           HealthRider    Total
                    -----------------------------------
Revenues            $123.0         $38.1          $161.1
Net Income (Loss)    ($2.5)         $1.6           ($1.9)


                    IHF Holdings   HealthRider    Total
                    -----------------------------------
Revenue             $123.0         $38.1          $161.1
Net  Income (Loss)   ($4.7)         $1.6           ($3.1)



                    Three Months ended September 2, 1995
                                    (unaudited)
                    ICON      HealthRider         Total
                    ------------------------------------

Revenues            $124.8         $59.1          $183.9
Net Income (Loss)    ($0.7)         $8.7            $8.0


                    IHF Holdings   HealthRider    Total
                    -----------------------------------

Revenues            $124.8         $59.1          $183.9
Net Income (Loss)    ($2.1)         $8.7            $6.6


Note 3. 1996 Stock Option Plan

     The Company's parent adopted the IHF Capital, Inc. 1996 Stock Option Plan (the "1996 Stock Option Plan") which will provide for the grant to directors and certain eligible employees of the Company either incentive stock options, non-qualified options or both. The 1996 Stock Option Plan satisfies the requirements of Rule 16b-3 under the 1934 Act. Subject to adjustment for stock splits and similar events, a total of 2,500,000 shares of Common Stock has been authorized for issuance under the 1996 Stock Option Plan, which is administered by the Board of Directors.

Note 4. Subsequent Event--Settlement of  WHF Litigation

     On September 6, 1996, the Company and Weider Health and Fitness ("WHF") and its affiliates settled the litigation between the WHF and certain of its affiliates and the Company and certain of its officers and directors parties through a number of agreements (the "WHF Settlement"). The WHF Settlement includes releases of certain claims previously asserted by WHF and its affiliates, amendments to certain of the agreements currently existing between the Company and WHF and its affiliates and certain new agreement among the Company and WHF and its affiliates. Other than the releases, the significant terms of the WHF Settlement are outlined below.

     Repurchase of Common Stock. The Company has the right and option to purchase all of the Common Stock and certain warrants to purchase Common Stock held by the WHF Stockholders (the "IHF Position") at an aggregate price of approximately $39.4 million as of October 15, 1996.

     Repurchase the Preferred Stock. The Company has the right and option to purchase the IHF Holdings Preferred Stock held by WHF and certain other stockholders for $32.0 million, which reflects a discount of $4.0 million and the forgiveness of accrued dividends. The purchase price for the IHF Holdings Preferred Stock held by WHF will be higher if the purchase is consummated on or after February 1, 1997. In connection with the repurchase of IHF Holdings Preferred Stock, if any, the Company will purchase the options to purchase IHF Holdings Preferred Stock held by Messrs. Watterson and Stevenson for $3.6 million, which reflects a discount of $.4 million and the forgiveness of accrued dividends. Upon the purchase of the WHF Preferred Stock, WHF's representation on the Company's board of directors will cease.

     Settlement Expenses and Intercompany Payables. The Company: (I) paid $12.1 million to terminate the lawsuits: (ii) paid $3.9 to WHF and its affiliates as prepayment in full under its brand license agreements with them; and (iii) received $1.2 million in full payment and settlement of the Company's intercompany payable to WHF and its affiliates ($1.8 million) and amounts due the Company under the amended WSG Management Agreement ($3.0). The Company also received $.5 million in full payment and settlement of CanCo's Management fee obligations to the Company under the CanCo Management and Advisory Agreement.

     Ben Weider Payments. The WHF Settlement also provides that Ben Weider will serve as a consultant to, and ambassador for, the Company for five years, with an annual compensation of approximately $475,000, and that the Company will provide office space and three assistants for Mr. Weider.

     Payments to Messrs. Watterson and Stevenson. In connection with the WHF Settlement, WHF and its affiliates (i) paid Messrs. Watterson and Stevenson an aggregate amount of approximately $4.2 million in exchange for the surrender of their options to purchase stock of WHF and its affiliates and (ii) paid Messrs. Watterson and Stevenson an aggregate amount of $.5 million. Messrs. Watterson and Stevenson also each received $.3 million in full payment and settlement of CanCo's Management fee obligations to Messrs. Watterson and Stevenson under the CanCo Management and Advisory Agreements.

     The WHF Settlement also contains various miscellaneous provisions that the Company does not believe are material.


Note 5. Subsequent Event--Weider Sports Acquisition and CanCo Acquisition.

     In conjunction with the settlement of litigation described above, the Company acquired certain assets, excluding cash and fixed assets, for $8.7 million and assumed certain liabilities of the sports equipment business lines of Weider Sports. (the "CanCo Acquisition") In addition, the Company acquired certain assets, excluding cash, cash equivalents and accounts receivable, for $1.8 million Cdn and assumed certain liabilities of CanCo. As a result of the Weider Sports Acquisition, the Company acquired distribution rights originally granted to Weider Sports in connection with the Recapitalization on November 14, 1994, subject to certain rights granted by Weider Sports to third parties. The Company also acquired two CanCo plants which were leased by other WHF affiliates in exchange for the assumption of the existing $1.5 million Cdn. mortgage on the properties and the payment of $.5 million. The Weider Sports and CanCo Acquisitions will be accounted for under the purchase method of accounting.

Note 6. Amendment of Credit Agreement

     The Credit Agreement was amended as of August 23, 1996 to permit total borrowing of up to $310 million under the Company's revolving credit facility, in order to fund the HealthRider Acquisition and to meet the Company's other long term needs.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.


Seasonality

     The Companies have historically sold the majority of their products to customers in their second and third fiscal quarters (i.e., from September through February). Increased sales and distribution typically have occured in the Christmas retail season and the beginning of a new calendar year because of increased customer promotions and customer purchases. While this seasonality has been the trend, it may not be indicative of the results to be expected for this fiscal year or any future years. The following table reflects the Company's net sales for the first quarter of fiscal 1997 and for each quarter in fiscal 1996, and 1995.

                            First     Second      Third     Fourth
                           Quarter    Quarter     Quarter   Quarter
                           ----------------------------------------
          Fiscal 1997      $125.8         --         --         --
          Fiscal 1996      $124.8     $228.5     $240.9     $153.4
          Fiscal 1995      $  70.6    $163.0     $182.8     $114.4


Operating Results for the First Quarters of 1997 and 1996

     Net sales were $125.8 million in the first quarter of fiscal 1997, compared to $124.8 million in the first quarter of fiscal 1996. Sales of company's line of abdominal machines, first introduced in April of 1996, totaled $14.4 million with no comparable sales during the first quarter of fiscal 1996. Sales of the company's home weight systems increased $5.1 million, while treadmill sales increased $3.0 million in the first quarter of fiscal 1997 compared to first quarter of fiscal 1996. Treadmill sales accounted for approximately 34.6% and 32.5% of total net sales during the first quarter of fiscal 1997 and 1996 . Sales of trampolines increased $2.2 million in the first quarter of 1997 to $17.4 million from $15.2 million in the first quarter of fiscal 1996. Sales of the Company's line of upright rowers decreased $29.6 million to $18.2 million from $47.8 million in the first quarter of 1996. Sales in Europe were $7.1 million compared to $6.0 million in the same period for fiscal 1996.

     Gross profit for the first quarter of fiscal 1997 was $33.4 million, or 26.6% of net sales, compared to $33.9 million, or 27.2% of net sales, for the first quarter of fiscal 1996. The step-up of HealthRider inventory increased cost of sales by $1.9 million. Without this charge, the gross profit would have increased .8% due to gross margin improvements in the Company's line of treadmill products.

     Selling expenses were $18.8 million, or 14.9% of net sales, in the first quarter of fiscal 1997 compared to $15.8 million, or 12.7% of net sales, for the first quarter of fiscal 1996. This increase is primarily attributed to a $1.9 million increase in warranty and customer service expenditures to handle customer returns and inquires. In addition selling expenses of the European subsidiaries totaled $2.1 million this year compared to $1.5 million in the same period of the prior year.

     Research and development expenses were $1.6 million or 1.3% of net sales, for the first quarter of 1997 compared to $1.5 million, or 1.2% of net sales, for the first quarter 1996.

     General and administrative expenses totaled $10.9 million, or 8.7% of net sales, for the first quarter of 1997 compared to $10.1 million, or 8.1% of net sales, for the first quarter of 1996. Personnel costs increased $.3 million over the same period in the prior year.

     As a result of the foregoing factors, operating income was $2.0 million, or 1.6% of net sales in the first quarter of fiscal 1997, compared to a $6.4 million, or 5.1% of net sales, in the first quarter of fiscal 1996.

     Interest expense was $6.2 million for ICON and $8.8 million for IHF Holdings in the first quarter of fiscal 1997 compared to $6.3 million for ICON and $8.4 million for IHF Holdings for the first quarter of fiscal 1996. Interest expense remained consistent at ICON and increased $.4 million due to the costs associated with the Senior Discount notes of IHF Holdings. The increase in operating debt associated with the HealthRider Acquisition is expected to result in increased interest expense in future periods.

     The income tax benefit was $1.2 million for ICON and a tax benefit of $1.9 million for Holdings for the first quarter of 1997 compared with a tax provision of $.2 million for ICON and a tax benefit of $.7 million for IHF Holdings during the first quarter of fiscal 1996. This is a result of the increase in the loss before income tax during the first quarter of 1997 compared to the same period in the preceding year.

     As a result of the foregoing factors, the net operating loss was $3.6 million for ICON and a net operating loss of $5.8 million for IHF Holdings for the first quarter of 1997 compared to net operating loss of $.7 million for ICON and a net operating loss of $2.1 million for IHF Holdings during the same period for fiscal 1996.


     Advertising allowances with retail customers have increased by $.6 million to $5.3 million at August 31, 1996. Advertising allowances are generally a fixed percentage of sales to customers. Fluctuations in the balance of this allowance are attributable to changes in customer sales mix and the timing of when allowances are taken.

     Bad debt allowances total $2.4 million at August 31, 1996 compared to $1.3 at September 2, 1995. Terms with retail customers remained unchanged from previous periods.

     Prepaid income taxes are $8.6 million for ICON and $9.5 million for IHF
Holdings.   A significant portion of these balances are attributable to the
HealthRider Acquisition, with the remaining $1.7 million and $2.6 million for ICON and IHF Holdings, respectively, is the result of losses from current operations.

Liquidity and Capital Resources

     As a result of the Company's Recapitalization on November 14, 1994, the Company's cash needs have changed significantly in the second half of fiscal 1995, 1996 and for the first quarter of fiscal 1997 and for future periods. Management believes that cash flows from operations and ICON's ability to make revolving credit borrowings under the amended Credit Agreement will provide adequate funds for working capital, planned capital expenditures and debt service obligations for the foreseeable future. Nevertheless, the Company is highly leveraged, and the ability to fund operations, make planned capital expenditures, make scheduled debt payments and refinance indebtedness depends on future operating performance and cash flows, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond the Company's control.

     In the first three months of fiscal 1997, the Company used $31.6 million of cash in operating activities primarily as a result of increased inventory. During the first three months of fiscal 1997, the Company had a net decrease in cash of $14.7 million. The Company also used $6.6 million of cash in the first three months of fiscal 1997 for capital expenditures primarily related to tooling, manufacturing equipment and building expansion and $28.2 million to fund the HealthRider Acquisition.

     At August 31, 1996, ICON had $142.0 million of revolving credit borrowings under the Credit Agreement. At the close of the quarter additional availability under this Credit Agreement was $47.4 million. Management believes that availability under this amended Credit Agreement is adequate to meet the Company's obligations. The revolving credit borrowings have increased by $62.0 million from $80.0 million reported at the end of fiscal 1996. The Company funded the HealthRider Acquisition with borrowings under the Credit Agreement. Line of Credit borrowings have historically been used to fund increased inventory levels, finance normal trade credit for customers, make interest payment on debt issued in connection with the Company's Recapitalization and to fund capital expenditures.




                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

Settlement of  WHF Litigation

     On September 6, 1996, the Company and WHF and its affiliates settled the litigation between WHF and certain of its affiliates and the Company and certain of its officers and directors parties through a number of agreements (the "WHF Settlement"). The WHF Settlement includes releases of certain claims previously asserted by WHF and its affiliates, amendments to certain of the agreements currently existing between the Company and WHF and its affiliates and certain new agreements among the Company and WHF and its affiliates. Other than the releases, the significant terms of the WHF Settlement are outlined below.

     Repurchase of Common Stock. The Company has the right and option to purchase all of the Common Stock and certain warrants to purchase Common Stock held by the WHF Stockholders (the "IHF Position") at an aggregate price of approximately $39.4 million as of October 15, 1996.

     Repurchase the Preferred Stock. The Company has the right and option to purchase the IHF Holdings Preferred Stock held by WHF and certain other stockholders for $32.0 million, which reflects a discount of $4.0 million and the forgiveness of accrued dividends. The purchase price for the IHF Holdings Preferred Stock held by WHF will be higher if the purchase is consummated on or after February 1, 1997. In connection with the repurchase of IHF Holdings Preferred Stock, if any, the Company will purchase the options to purchase IHF Holdings Preferred Stock held by Messrs. Watterson and Stevenson for $3.6 million, which reflects a discount of $.4 million and the forgiveness of accrued dividends. Upon the purchase of the WHF Preferred Stock, WHF's representation on the Company's board of directors will cease.

     Settlement Expenses and Intercompany Payables. The Company: (i) paid $12.1 million to terminate the lawsuits: (ii) paid $3.9 to WHF and its affiliates as prepayment in full under its brand license agreements with them; and (iii) received $1.2 million in full payment and settlement of the Company's intercompany payable to WHF and its affiliates ($1.8 million) and amounts due the Company under the amended WSG Management Agreement ($3.0). The Company also received $.5 million in full payment and settlement of CanCo's Management fee obligations to the Company under the CanCo Management and Advisory Agreement.

     Ben Weider Payments. The WHF Settlement also provides that Ben Weider will serve as a consultant to, and ambassador for, the Company for five years, with an annual compensation of approximately $475,000, and that the Company will provide office space and three assistants for Mr. Weider.

     Payments to Messrs. Watterson and Stevenson. In connection with the WHF Settlement, WHF and its affiliates (I) paid Messrs. Watterson and Stevenson an aggregate amount of approximately $4.2 million in exchange for the surrender of their options to purchase stock of WHF and its affiliates and (ii) paid Messrs. Watterson and Stevenson an aggregate amount of $.5 million. Messrs. Watterson and Stevenson also each received $.3 million in full payment and settlement of CanCo's Management fee obligations to Messrs. Watterson and Stevenson under the CanCo Management and Advisory Agreements.

     Weider Sports Acquisition and CanCo Acquisition. In conjunction with the settlement of litigation described above, the Company acquired certain assets, excluding cash and fixed assets, for $8.7 million and assumed certain liabilities of the sports equipment business lines of Weider Sports. In addition, the Company acquired certain assets, excluding cash, cash equivalents and accounts receivable, for $1.8 million Cdn and assumed certain liabilities of CanCo. As a result of the Weider Sports Acquisition, the Company acquired distribution rights originally granted to Weider Sports in connection with the Recapitalization on November 14, 1994, subject to certain rights granted by Weider Sports to third parties. The Company also acquired two CanCo plants which were leased by other WHF affiliates in exchange for the assumption of the existing $1.5 million Cdn. mortgage on the properties and the payment of $.5 million.

     The WHF Settlement also contains various miscellaneous provisions that the Company does not believe are material.



 Item 2.  Changes in Securities.


       None.


Item 3.  Defaults Upon Senior Securities.


       None.


Item 4.  Submission of Matters to a Vote of Security Holders.


       None.


Item 5.  Other Information.


       None.


Item 6.  Exhibits and Reports on Form 8-K.


     Exhibits.

Unless otherwise noted, the following exhibits were previously filed with the Securities and Exchange Commission under the Securities Act and are referred to and incorporated herein by reference to such filings. Except as otherwise indicated, all exhibits are incorporated herein by reference to the correspondingly numbered exhibit filed as part of the Registration Statement on Form S-1 of IHF Capital, Inc., the parent of Health & Fitness and IHF Holdings, as amended, (Registration Statement No. 333-04279)

10.37 Asset Purchase Agreement dated as of July 3, 1996 by and among IHF Capital, Inc. HealthRider Acquisition Corp. and HealthRider, Inc.

10.38 Asset Purchase Agreement for the purchase of certain assets of Parkway Manufacturing, Inc. dated July 3, 1996.

10.39 Buy-Out Agreement between HealthRider Acquisition Corp. and Parkway Manufacturing, Inc. dated August 26, 1996.

10.40     The IHF Capital, Inc. 1996 Stock Option Plan.

10.41 WSE Asset Purchase Agreement, dated September 6, 1996 between Weider Sports Equipment Co. Ltd. and ICON Health & Fitness Inc.

10.42 Canco Asset Purchase Agreement, dated September 6, 1996 among ICON of Canada Inc., ICON Health & Fitness Inc., ALLFITNESS, Inc, Scott Watterson and Gary Stevenson.

10.43 Stock and Warrants Purchase Agreement, dated September 6, 1996 among IHF Capital, Inc., IHF Holdings, Inc., Weider Health & Fitness, Greyfriars Limited, Bayonne Settlement, Hornchurch Investments Limited, Ronald Corey, Bernard Cartoon, Ronald Novak, Eric Weider, Richard Bizarro, Robert Reynolds, Michael Carr, Thomas Deters, Barbara Harris and Zbigniew Kindella.

10.44 Amendment No. 1 to Stockholders Agreement, dated September 6, 1996 among IHF Holdings, Inc., Weider Health & Fitness, Greyfriars Limited, Bayonne Settlement, Hornchurch Investments Limited, the Fund Investors, DLJ Capital Corporation, General Electric Capital Corporation, and certain other signatories named therein.

10.45 Amendment and Restatement of Stockholders Agreement, dated as of September 6, 1996 among IHF Holdings, Inc., Weider Health & Fitness, Greyfriars Limited, Bayonne Settlement, Hornchurch Investments Limited, the Fund Investors, DLJ Capital Corporation, General Electric Capital Corporation, and certain other signatories named therein.

10.46 Key Executive Preferred Stock Option Purchase Agreement, dated September 6, 1996 among IHF Capital, Inc., Gary Stevenson and Scott Watterson.

10.47 First Amendment to Stevenson Employment Agreement, dated September 6, to the Employment Agreement dated November 14, 1994 among ICON Health & Fitness, IHF Capital, Inc., IHF Holdings, Inc. and Gary Stevenson.

10.48 First Amendment to Watterson Employment Agreement, dated September 6, to the Employment Agreement dated November 14, 1994 among ICON Health & Fitness, IHF Capital, Inc., IHF Holdings, Inc. and Scott Watterson.

10.49 Weider Release, dated September 6, 1996 by Weider Health & Fitness, Weider Sports Equipment Co., Ltd., Weider Sporting Goods, Inc., Weider Europe, B.V., CANCO, Ben Weider, Eric Weider, Richard Renaud and the Weider Releasors.

10.50 Icon Release, dated September 6, 1996 made by ICON Health & Fitness, IHF Capital, Inc., IHF Holdings, Inc., Scott Watterson, Gary Stevenson and the ICON Releasors.

10.51 Settlement Agreement, dated September 6, 1996 among ICON Health & Fitness, IHF Capital, Inc., the Fund Investors, IHF Holdings, Inc., Weider Health & Fitness, Weider Sports Equipment, CANCO, Weider Sporting Goods, Inc., Weider Europe, B.V., and each of Ben Weider, Eric Weider, Richard Renaud, Gary Stevenson and Scott Watterson.

10.52 Escrow Agreement, dated September 6, 1996 among ICON Health & Fitness, ICON of Canada, Inc., CANCO, Lapointe Rosenstein and Goodman Phillips of Vineberg.

10.53 Representation Agreement, dated September 6, 1996 between ICON Health & Fitness, Inc. and Ben Weider.

10.54 Letter Agreement regarding advertising space, dated September 6, 1996 between Weider Publications, Inc. and ICON Health & Fitness, Inc.

10.55 Letters of Credit issued by Royal Bank of Canada to ICON Health & Fitness, Inc. dated September 5, 1996.

10.56 Letters of Credit issued by Royal Bank of Canada to ICON Health & Fitness, Inc. and ICON of Canada, Inc., dated September 5, 1996.

10.57 Letter from Royal Bank of Canada to ICON of Canada, Inc., dated September 5, 1996, outlining terms of financing by Royal Bank of Canada in favor of ICON of Canada, Inc.

10.58 Letter Agreement dated September 6, 1996 among ICON Health & Fitness, Inc., Ben Weider and Eric Weider regarding charitable contributions.

10.59     Deed of Sale.

27.1*     Financial Data Schedule of ICON

27.2*     Financial Data Schedule of IHF Holding

*Filed herewith.

     Reports on Form 8-K.
     --------------------

       The Company filed a form 8-K dated 8/16/96 reporting an acquisition of assets pursuant to Item 2, and including financial statements, pro forma financial information, and exhibits pursuant to Item 7.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

                                        ICON Health & Fitness, Inc.
                                        ---------------------------
                                             (Registrant)


Date:October 15, 1996             By    /s/
                                        Gary Stevenson, President

                                   By   /s/
                                        S. Fred Beck, Chief Accounting Officer