Form 10-Q
period 1996-11-30
ICON HEALTH & FITNESS INC; IHF HOLDINGS INC; ICON FITNESS CORP
filed 1997-01-14
CIK 934798, 934799, 1029294

FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(Mark One)
[*] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from               to

Commission file number - 33-87930;  33-87930-01; 333-18475

                          ICON Health & Fitness, Inc.
                               IHF Holdings, Inc.
                            ICON Fitness Corporation
             (Exact name of registrant as specified in its charter)

                                                            87-0531206
                                                            87-0531209
         Delaware                                           87-0566936
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

                    1500 South 1000 West Logan, Utah  84321
              (Address and zip code of principal executive offices)

                                 (801) 750-5000
              (Registrant's telephone number, including area code)

                                 Not Applicable

   (Former name, former address and former fiscal year, if change since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes x  No "

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
   Yes          No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                         ICON Health & Fitness, Inc. 1,000 shares:
                        IHF Holdings, Inc. 1,000 shares
                                        ICON Fitness Corporation 1,000 shares
 .
                            ICON Fitness Corporation
                        and its wholly-owned subsidiary,
                               IHF Holdings, Inc.
                        and its wholly-owned subsidiary,
                          ICON Health & Fitness, Inc.

                                     INDEX


                                                                      Page No.


PART I -          FINANCIAL INFORMATION 3

Item 1.           Financial Statements                                3-7

                  Consolidated Condensed Balance
                  Sheets as of November 30, 1996 and
                  May 31, 1996                                        3-4

                  Consolidated Condensed Statements
                  of Operations for the three months and six months
                  ended November 30, 1996 and December 2, 1995        5-6

                  Consolidated Condensed Statements
                  of Cash Flows for the six months
                  ended November 30, 1996 and December 2, 1995        7

                  Notes to Consolidated Condensed
                  Financial Statements                                8-12

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                          13-17

PART II -         OTHER INFORMATION                                   17

Item 1.           Legal Proceedings                                   17

Item 2.           Changes in Securities                               18

Item 3.           Defaults Upon Senior Securities                     18

Item 4.           Submission of Matters to a Vote of
                  Securities Holders                                  18

Item 5.           Other Information                                   18

Item 6.           Exhibits and Reports on Form 8-K                    19

Signatures                                                            19



                                             .
                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

ICON Fitness Corporation and its wholly-owned subsidiary, IHF Holdings, Inc. and its wholly-owned subsidiary, ICON Health & Fitness, Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In Thousands)



                              ICON Health      IHF Holdings,    ICON Fitness    ICON Health                       ICON Fitness
                            & Fitness, Inc.        Inc.         Corporation,    &Fitness,Inc        Inc.          Corporation
                             November 30,       November 30,    November 30,    May 31, 1996    IHFMHoldings,     May 31, 1996
                                 1996              1996             1996          Audited            1996           Audited
                               Unaudited         Unaudited        Unaudited                        Audited

Assets
Current assets
   Cash                              $11,565           $11,565         $11,565       $19,313           $19,313          $19,313
   Accounts
   receivable-net                    226,614           226,614         226,614       126,869           126,869          126,869
   Inventories
     Raw materials                    50,978            50,978          50,978        26,264            26,264           26,264
     Finished goods                  110,173           110,173         110,173        69,658            69,658           69,658
   Deferred income taxes               5,240             5,240           5,240         5,240             5,240            5,240
   Other assets                        8,137             8,137           8,137         4,770             4,770            4,770
   Prepaid income taxes               12,076            12,202          12,202           589               882              882

    Total current assets             424,783           424,909         424,909       252,703           252,996          252,996
Property and equipment
   Land                                1,230             1,230           1,230         1,230             1,230            1,230
   Building                           30,233            30,233          30,233        13,632            13,632           13,632
   Machinery and
   equipment                          67,286            67,286          67,286        37,191            37,191           37,191

   Total                              98,749            98,749          98,749        52,053            52,053           52,053
    Less accumulated
    depreciation                     (20,163)          (20,163)        (20,163)      (19,741)          (19,741)         (19,741)

    Property and
    equipment - net                   78,586            78,586          78,586        32,312            32,312           32,312


Deferred income taxes                  1,871             7,085           7,085         1,770             5,489            5,489
Other assets                          31,161            36,793          40,981        19,703            25,930           25,930

                                    $536,401          $547,373        $551,561      $306,488          $316,727         $316,727


Liabilities and
Stockholders' Equity
Current liabilities
   Current portion of
   long-term debt                     $4,885            $4,885          $4,885        $3,065            $3,065           $3,065
   Accounts payable                  122,689           122,689         122,689        73,652            73,652           73,652
   Accrued expenses                   40,909            40,909          40,909        17,239            17,239           17,239

   Total current
   liabilities                       168,483           168,483         168,483        93,956            93,956           93,956
Long term-debt                       375,534           449,892         532,423       210,546           279,693          279,693
Cumulative Preferred
Stock including dividends
payable                                  ---               ---             ---           ---            47,904           47,904
Stockholders' Equity
   Common Stock,
   additional paid-in
   capital                           166,176           127,759          49,690       166,176            77,730           77,730
   Less: Receivable from
   officers                             (758)             (758)           (758)         (758)             (758)            (758)
   Cumulative translation
   adjustment                           (106)             (106)           (106)           386               386              386
    Retained earnings
    (deficit)                       (172,928)         (197,897)       (198,171)     (163,818)         (182,184)        (182,184)

Total Stockholders'
Equity                                (7,616)          (71,002)       (149,345)         1,986         (104,826)        (104,826)

                                    $536,401          $547,373        $551,561      $306,488          $316,727         $316,727



See accompanying notes to consolidated condensed financial statements.

ICON Fitness Corporation and its wholly-owned subsidiary, IHF Holdings, Inc. and its wholly-owned subsidiary, ICON Health & Fitness, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In Thousands)

                                                       For The Three Months Ended.

                                ICON   Health                 ICON Fitness   ICON Health                      ICON
                                 &  Fitness,        IHF       Corporation     & Fitness,   IHF Holdings,     Fitness
                                     Inc.        Holdings,    November 30,       Inc.          Inc.        Corporation
                                November 30,       Inc.           1996       December 2,    December 2,    December 2,
                                    1996        November 30,   Unaudited        1995           1995           1995
                                  Unaudited        1996                       Unaudited      Unaudited      Unaudited
                                                 Unaudited

Net sales                            $249,495       $249,495      $249,495       $228,524       $228,524       $228,524
Cost of goods sold                    170,029        170,029       170,029        168,718        168,718        168,718
Cost of goods sold-
revaluation of HealthRider,
Weider
Sports and CanCo inventory              6,300          6,300         6,300            ---            ---            ---

Total cost of goods sold              176,329        176,329       176,329        168,718        168,718        168,718
Gross profit                           73,166         73,166        73,166         59,806         59,806         59,806

Operating expenses:
   Selling-including one
   time HealthRider
   selling expenses
   of  $3.2 million                    37,557         37,557        37,557         24,650         24,650         24,650
   Research and development             1,835          1,835         1,835          1,434          1,434          1,434
   General and administrative          16,115         16,115        16,115         13,768         13,768         13,768
   Weider Settlement
   (see Note 4)                        16,465         16,465        16,465            ---            ---            ---


Total operating expenses               71,972         71,972        71,972         39,852         39,852         39,852

Operating income                        1,194          1,194         1,194         19,954         19,954         19,954

Interest expense                        8,988         11,594        11,856          7,497          9,619          9,619
Dividend on cumulative
redeemable Preferred stock                                             850                                        1,275
Amortization of deferred
financing fees                            800          1,098         1,110            646            888            888

Income (loss) before income
tax                                   (8,594)       (11,498)      (12,622)         11,811          9,447          8,172
Provision (benefit) for income
taxes                                 (3,105)        (3,731)       (3,731)          4,518          3,990          3,990

Net income (loss)                    ($5,489)       ($7,767)      ($8,891)         $7,293         $5,457         $4,182






See accompanying notes to consolidated condensed financial statements.

ICON Fitness Corporation and its wholly-owned subsidiary, IHF Holdings, Inc. and its wholly-owned subsidiary, ICON Health & Fitness, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In Thousands)

                                                     For The Six Months Ended.

                                                                  ICON                                        ICON
                                ICON Health &                    Fitness     ICON Health &  IHF Holdings,   Fitness,
                                Fitness, Inc.  IHF Holdings,  Corporation,   Fitness, Inc.      Inc.       Corporation
                                November 30,   Inc. November  November 30,    December 2,    December 2,   December 2,
                                    1996         30, 1996         1996           1995           1995          1995
                                  Unaudited      Unaudited      Unaudited      Unaudited      Unaudited     Unaudited

Net sales                            $375,305       $375,305       $375,305       $353,363       $353,363     $353,363
Cost of goods sold                    260,610        260,610        260,610        259,650        259,650      259,650
Cost of goods sold-revaluation
of HealthRider, Weider Sports
and CanCo inventories                   8,165          8,165          8,165            ---            ---          ---

Total cost of goods sold              268,775        268,775        268,775        259,650        259,650      259,650
Gross profit                          106,530        106,530        106,530         93,713         93,713       93,713

Operating expenses:
   Selling-including one time
   HealthRider selling
   expenses of $3.2 million            56,370         56,370         56,370         40,479         40,479       40,479
   Research and development             3,474          3,474          3,474          2,980          2,980        2,980
   General and administrative          27,002         27,002         27,002         23,859         23,859       23,859
   Weider Settlement
   (see Note 4)                        16,465         16,465         16,465            ---            ---          ---


Total operating expenses              103,311        103,311        103,311         67,318         67,318       67,318

Operating income                        3,219          3,219          3,219         26,395         26,395       26,395

Interest expense                       15,155         20,367         20,629         13,813         18,001       18,001
Dividend on cumulative
redeemable preferred stock                                            2,125                                      2,550
Amortization of deferred
financing fees                          1,452          2,047          2,059          1,271          1,749        1,749

Income (loss) before                 (13,388)       (19,195)       (21,594)         11,311          6,645        4,095
Provision  (Benefit) for
income taxes                          (4,278)        (5,606)        (5,606)          4,738          3,303        3,303

Net income  (Loss)                   ($9,110)      ($13,589)      ($15,988)         $6,573         $3,342         $792


See accompanying notes to consolidated condensed financial statements.



 .

ICON Fitness Corporation and its wholly-owned subsidiary, IHF Holdings, Inc. and its wholly-owned subsidiary, ICON Health & Fitness, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In Thousands)

For The Six Months Ended.

                                    ICON Health       IHF        ICON Fitness   ICON Health &   IHF Holdings,   ICON Fitness,
                                     & Fitness     Holdings,     Corporation,   Fitness, Inc.        Inc.        Corporation
                                        Inc.          Inc.       November 30,    December 2,     December 2,       December
                                    November 30,  November 30,       1996            1995            1995          2, 1995
                                        1996          1996        Unaudited       Unaudited       Unaudited       Unaudited
                                     Unaudited     Unaudited

OPERATING ACTIVITIES:
Net income/(loss)                     ($9,110)       ($13,589)     ($15,988)          $6,573          $3,342            $792
   Adjustments to reconcile net
   income to net cash provided by
    operating activity:
   Provision for bad debt  and
   advertising allowance                 5,284           5,284         5,284          10,793          10,793          10,793
   Provision/(benefit) for deferred
   taxes                                 (101)         (1,596)       (1,596)           3,740           3,149           3,149
   Depreciation & amortization           6,072          11,879        12,153           4,985           9,651           9,651
   Interest expense attributable to
   dividends  on preferred stock           ---             ---         2,125             ---             ---           2,550
   Changes in operating  assets and
   liabilities:
   Accounts receivable                (86,137)        (86,137)      (86,137)       (119,691)       (119,691)       (119,691)
   Inventory                          (28,756)        (28,756)      (28,756)        (13,840)        (13,840)        (13,840)
   Other assets                        (9,785)         (9,618)      (10,756)           2,661           2,661           2,661
   Account payable and accrued
   expenses                             31,098          31,098        31,098          36,041          35,197          35,197

       Net cash received from/
      (used in) operating
      activities                      (91,435)        (91,435)      (92,573)        (68,738)        (68,738)        (68,738)
INVESTING ACTIVITIES:
   Payments for acquisitions          (38,962)        (38,962)      (38,962)             ---             ---             ---
   Purchases of property and
   equipment                          (13,622)        (13,622)      (13,622)         (7,913)         (7,913)         (7,913)

       Net cash received from/
      (used in) investing
      activities                      (52,584)        (52,584)      (52,584)         (7,913)         (7,913)         (7,913)

FINANCING ACTIVITIES
   Proceeds from long-term debt,
   net of payments                     136,763         136,763       219,030          76,709          76,709          76,709
   Return of capital to parent             ---             ---      (42,319)             ---             ---             ---
   Retirement of Preferred stocks          ---        (35,748)      (35,748)             ---             ---             ---
   Capital contribution by parent          ---          35,748           ---             ---             ---             ---
   Payment of  debt financing fees         ---             ---       (3,062)             ---             ---             ---

     Net cash received from/
     (used in) financing activities    136,763         136,763       137,901          76,709          76,709          76,709
   Effect of exchange rate change
   on cash                               (492)           (492)         (492)              13              13              13
   Net increase/(decrease)in cash      (7,748)         (7,748)       (7,748)              71              71              71
   Cash at beginning of period          19,313          19,313        19,313           4,099           4,099           4,099

   Cash at end of period               $11,565         $11,565       $11,565          $4,170          $4,170          $4,170


SUPPLEMENTAL DISCLOSURES:
   Cash paid during the year for:
     Interest                           $7,650          $7,650        $7,650         $12,777         $12,777         $12,777
     Income taxes                       $1,159          $1,159        $1,159            $185            $185            $185

See notes to consolidated condensed financial statements.

ICON Fitness Corporation and its wholly-owned subsidiary, IHF Holdings, Inc. and its wholly owned subsidiary, ICON Health & Fitness, Inc.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



Note 1.  Basis of Presentation

  The accompanying consolidated condensed financial statements for ICON Fitness Corporation ("ICON Fitness") and its wholly-owned subsidiary IHF Holdings, Inc. ("IHF Holdings") and its wholly owned subsidiary ICON Health & Fitness, Inc. ("ICON") and its wholly-owned subsidiaries, including HealthRider Corporation which was acquired on August 16, 1996 (See HealthRider Acquisition - Note 2) and ICON of Canada which was acquired in September of 1996 (See Weider Sports Acquisition and CanCo acquisition-Note 5) (collectively, the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. IHF Holdings' parent company, ICON Fitness and its parent company IHF Capital, Inc., ("IHF Capital") are not currently registrants.

  In management's opinion, the accompanying consolidated condensed financial statements, for ICON, IHF Holdings and ICON Fitness, contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial condition of ICON, IHF Holdings and ICON Fitness, as of November 30, 1996 and May 31, 1996, their results of operations for the three and six months ended November 30, 1996 and December 2, 1995, and their cash flows for the six months ended November 30, 1996 and December 2, 1995. There are two less days in the six month period ended November 30, 1996 than the comparable period ended December 2, 1995.

  Prior to the incorporation of ICON Fitness on November 12, 1996 and the concurrent contribution of IHF Capital, Inc.'s ("IHF Capital") investment in IHF Holdings to ICON Fitness in exchange for all of the outstanding common stock of ICON Fitness, IHF Holdings was a wholly-owned subsidiary of IHF Capital. ICON Fitness' financial statements carry over the historical financial position and results of operations of IHF Capital, adjusted to reflect the fact that ICON Fitness is a wholly-owned subsidiary of IHF Capital.

  All significant intercompany transactions and balances have been eliminated. The financial statements included herein should be read in conjunction with the financial statements and footnotes thereto and information included in the Form 10-K filed by ICON Fitness with the Securities and Exchange Commission on August 29, 1996 and with the Form S-4 filed with the Securities and Exchange Commission on December 20, 1996 (which has not yet been declared effective). The results of operations for the six months ended November 30, 1996 are not necessarily indicative of the results to be expected for the full year ended May 31, 1997.

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

  The HealthRider Acquisition was funded through additional borrowings under the Credit Agreement with General Electric Capital Corporation. (the "Credit Agreement").

  The HealthRider Acquisition has been accounted for under the purchase method of accounting. Accordingly, the purchase price plus direct costs of the acquisition have been allocated to the assets acquired and liabilities assumed based on their relative fair values as of the closing date. The allocation to each of the assets acquired and liabilities assumed is preliminary as the Company is in the process of determining the fair value of significant assets acquired in the HealthRider Acquisition. Accordingly, the final allocations may be different from those initially recorded.

  The following unaudited pro forma summary presents the consolidated results of operations assuming that the HealthRider Acquisition had occurred on May 31, 1995. Results for the historical ICON, IHF Holdings and ICON Fitness represent the results for the second quarter of fiscal 1997 and the first half fiscal 1997 combined with the HealthRider results for the periods then ended with comparative results from the same periods in fiscal 1996. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the transaction been effected on the date indicated above or of results which may occur in the future. The Company expects that HealthRider revenues in the periods subsequent to the HealthRider Acquisition will decline substantially. In addition, the pro forma summary exclude certain non-recurring charges related to the HealthRider Acquisition including a significant non-recurring, non-cash charge resulting from the fact that the Company's purchase accounting will include writing-up the book value of the HealthRider inventory to fair market value less estimated sales costs.

(In million)
                 Three Months ended November 30, 1996           Six Months ended November 30, 1996
                          (unaudited)                                          (Unaudited)
                   ICON             HealthRider                  ICON        HealthRider    Total
Revenues         $249.5                 ---                     $375.3         $16.4        $391.7
Net Income (Loss)  ($.2)                ---                      ($2.7)        ($6.2)        ($8.9)

                IHF Holdings        HealthRider               IHF Holdings   HealthRider    Total

Revenues         $249.5                 ---                      $375.3        $16.4        $391.7
Net Income (Loss) ($2.5)                ---                       ($7.2)       ($6.2)       ($12.6)


                 ICON Fitness       HealthRider               ICON Fitness   HealthRider    Total

Revenues         $249.5                 ---                       $375.3       $16.4        $391.7
Net Income (Loss) ($3.6)                ---                        ($9.6)      ($6.2)       ($15.8)

                 Three Months ended December 2, 1995           Six Months ended December 2, 1995
                          (unaudited)                                          (Unaudited)

                   ICON      HealthRider    Total                ICON        HealthRider    Total
Revenues          $228.5      $54.4       $282.9                  $353.3      $113.5        $466.8
Net Income (Loss)   $7.3       ($.3)        $7.0                    $6.6        $8.5         $15.1

               IHF Holdings  HealthRider     Total            IHF Holdings   HealthRider      Total

Revenues          $228.5      $54.4       $282.9                  $353.3      $113.5        $466.8
Net Income (Loss)   $5.5       ($.3)        $5.2                     $.8        $8.5         $11.8


               ICON Fitness   HealthRider    Total            ICON Fitness   HealthRider    Total

Revenues          $228.5      $54.4        $282.9                 $353.3      $113.5        $466.8
Net Income (Loss)   $4.2       ($.3)         $3.9                    $.8        $8.5          $9.3

Note 3. 1996 Stock Option Plan

  IHF Capital, Inc. adopted the 1996 Stock Option Plan (the "1996 Stock Option Plan") which will provide for the grant to directors and certain eligible employees of the Company either incentive stock options, non-qualified options or both. The 1996 Stock Option Plan satisfies the requirements of Rule 16b-3 under the 1934 Act. Subject to adjustment for stock splits and similar events, a total of 2,070,000 shares of Class A Common Stock of IHF Capital has been authorized for issuance under the 1996 Stock Option Plan, which is administered by the Board of Directors.

Note 4. Settlement of  WHF Litigation

  On September 6, 1996, the Company and Weider Health and Fitness ("WHF") and its affiliates settled the litigation between WHF and certain of its affiliates and the Company and certain of its officers and directors through a number of agreements (the "WHF Settlement"). The WHF Settlement includes releases of certain claims previously asserted by WHF and its affiliates, amendments to certain of the agreements currently existing between the Company and WHF and its affiliates and certain new agreement among the Company and WHF and its affiliates. Other than the releases, the significant terms of the WHF Settlement are outlined below.

  Option to Repurchase Common Stock. The Company obtained the right to purchase all of the Common Stock of IHF Capital and certain warrants to purchase Common Stock of IHF Capital held by the WHF Stockholders (the "IHF Position"). This right was exercised on November 20, 1996 at an aggregate price of approximately $42.3 million. This transaction has been treated as a return of IHF Capital's capital in ICON Fitness in which ICON Fitness recorded the amounts paid to the WHF stockholders as a reduction in the additional paid-in capital of ICON Fitness.

  Option to Repurchase Preferred Stock. The Company obtained the right to purchase the IHF Holdings Preferred Stock held by WHF and certain other stockholders. On November 20, 1996 the Company exercised this right for $32.1 million, which reflects a discount of $3.9 million and the forgiveness of accrued dividends. In connection with the repurchase of IHF Holdings Preferred Stock, the Company purchased the options to purchase IHF Holdings Preferred Stock held by Messrs. Watterson and Stevenson for $3.7 million, which reflects a discount of $.3 million and the forgiveness of accrued dividends. Upon the purchase of the IHF Holdings Preferred Stock, WHF's representation on the Company's board of directors ceased. In connection with the above transaction, the Company recorded an increase to the additional paid-in capital of IHF Holdings of $50.1 million, which consists of (i) $35.8 million which ICON Fitness contributed to IHF Holdings from its proceeds from the issuance of 14% Series A Senior Discount Notes (see Note 7) for the repurchase of IHF Holdings Preferred Stock and options to purchase IHF Holdings Preferred Stock; and (ii) $14.3 million related to the discounts given on the repurchase of IHF Holdings Preferred Stock and options to purchase IHF Holdings Preferred Stock and the forgiveness of accrued dividends. Additionally, the Company recorded an increase to the additional paid-in capital of ICON Fitness of $14.3 million to reflect the gain recognized on the early extinguishment of and the forgiven dividends related to the IHF Holdings Preferred Stock and options to purchase IHF Holdings Preferred Stock.

  Settlement Expenses and Intercompany Payables. The Company: (i) paid $12.1 million to terminate the lawsuits; (ii) paid $3.9 to WHF and its affiliates as payment in full under its brand license agreements with them; and (iii) received $1.2 million in full payment and settlement of the Company's intercompany payable to WHF and its affiliates ($1.8 million) and amounts due the Company under the amended WSG Management Agreement ($3.0). The Company also received $.5 million in full payment and settlement of CanCo's Management fee obligations to the Company under the CanCo Management and Advisory Agreement. As a result of the above, the Company recorded Weider Settlement expenses of $16.5 million, which includes the expenses noted in (i) and (ii) and other individually insignificant settlement expenses totaling $1.0 million, offset by the $.5 million of CanCo Management fees. The Company also recorded the intercompany balance reductions noted in (iii) in its consolidated condensed balance sheet.

  Ben Weider Payments. The WHF Settlement also provides that Ben Weider will serve as a consultant to, and ambassador for, the Company for five years, with an annual compensation of approximately $475,000, and that the Company will provide office space and three assistants for Mr. Weider.

  Payments to Messrs. Watterson and Stevenson. In connection with the WHF Settlement, WHF and its affiliates: (i) paid Messrs. Watterson and Stevenson an aggregate amount of approximately $4.2 million in exchange for the surrender of their options to purchase stock of WHF and its affiliates; and (ii) paid Messrs. Watterson and Stevenson an aggregate amount of $.5 million. Messrs. Watterson and Stevenson also each received $.3 million in full payment and settlement of CanCo's Management fee obligations to Messrs. Watterson and Stevenson under the CanCo Management and Advisory Agreements.

  The WHF Settlement also contains various miscellaneous provisions that the Company does not believe are material.

Note 5. Weider Sports Acquisition and CanCo Acquisition.

  In conjunction with the settlement of litigation described above, the Company acquired certain assets, excluding cash and fixed assets, for $8.7 million and assumed certain liabilities of the sports equipment business lines of Weider Sports. In addition, the Company acquired certain assets, excluding cash, cash equivalents and accounts receivable, for $1.7 million and assumed certain liabilities of CanCo. As a result of the Weider Sports Acquisition, the Company acquired distribution rights originally granted to Weider Sports in connection with the Recapitalization on November 14, 1994, subject to certain rights granted by Weider Sports to third parties. The Company also acquired two CanCo plants which were leased by other WHF affiliates in exchange for the assumption of the existing $1.5 million Canadian. mortgage on the properties and the payment of $.5 million. The Weider Sports and CanCo Acquisitions are being accounted for under the purchase method of accounting. Accordingly, the purchase price plus direct costs of the acquisitions have been allocated to the assets acquired and liabilities assumed based on their relative fair values as of the closing date. The final allocation to each of the Company's assets acquired and liabilities assumed is preliminary as the Company is in the process of determining the fair value of significant assets acquired in the Weider Sports and CanCo Acquisitions. Accordingly, the final allocations may be different from those initially recorded. However, such allocations are not expected to differ materially from those initially recorded. The Weider Sports and CanCo Acquisitions do not represent acquisitions of significant businesses by the Company.

Note 6. Amendment of Credit Agreement

  The Credit Agreement was amended as of August 23, 1996 to permit total borrowing of up to $310 million under the Company's revolving credit facility, in order to fund the HealthRider Acquisition the WHF settlement, the Weider Sports Acquisition and CanCo Acquisitions and to meet the Company's other long term needs.

Note 7.  Issuance of 14% Series A Senior discount Notes

  On November 20, 1996, ICON Fitness Corporation issued $162,000,000 face amount of 14% Series A Senior Discount Notes pursuant to Rule 144A and certain other exemptions under the Securities Act of 1933, as amended, for resale to certain Qualified Institutional Buyers and Institutional Accredited Investors. The Senior Discount Notes generated gross proceeds of approximately $82.5 million. The net proceeds from the Offering were used to finance the purchase of some of the outstanding shares of common stock of ICON Fitness Corporation's parent, IHF Capital, Inc., and warrants to purchase shares of such stock held by certain stockholders and the purchase of all of the outstanding shares of preferred stock of its subsidiary, IHF Holdings, Inc., and options to purchase shares of such stock held by certain stockholders. ICON Fitness Corporation filed a Form S-4 registration statement under the Securities Act of 1933 on December 20, 1996 and has agreed to use its best efforts to cause this registration to become effective within 150 days of the Offering.

 .

Item 2 Management's Discussion and Analysis of Financial Condition and Results

of Operations.
Operating Results for the Second Quarters of 1997 and 1996


  Net sales were $249.5 million in the second quarter of fiscal 1997, compared to $228.5 million in the second quarter of fiscal 1996. Sales of company's line of abdominal machines, first introduced in April of 1996, totaled $22.5 million, net sales of HealthRider branded products total $19.2 million with no comparable sales for these products during the second quarter of fiscal 1996. Sales of the company's home weight systems increased $5.1 million, while treadmill sales increased $13.0 million in the second quarter of fiscal 1997 compared to second quarter of fiscal 1996. Treadmill sales accounted for approximately 45% and 44 % of total net sales during the second quarter of fiscal 1997 and 1996, respectively. Sales of trampolines increased $2.1 million in the second quarter of 1997 to $16.7 million from $14.6 million in the second quarter of fiscal 1996. Sales by the European subsidiaries increased by $3.9 million. Sales of the Company's line of upright rowers decreased $49.0 million to $29.1 million from $78.1 million in the second quarter of 1996 due to decreased market demand.

  Gross profit for the second quarter of fiscal 1997 was $73.2 million, or 29.3% of net sales, compared to $59.8 million, or 26.2% of net sales, for the second quarter of fiscal 1996. The step-up of HealthRider and ICON of Canada inventory increased cost of sales by $6.3 million. Without this charge, the gross profit would have increased to 31.9% due to gross margin improvements in the Company's line of treadmill products and higher gross margin on HealthRider branded products.

  Selling expenses were $37.6 million, or 15.1% of net sales, in the second quarter of fiscal 1997 compared to $24.7 million, or 10.8% of net sales, for the second quarter of fiscal 1996. This increase is primarily attributed to $12.1 million in expenditures at HealthRider during the second quarter of fiscal 1997. One time selling expenses of HealthRider totaled $3.2 million during the second quarter. These one time selling expenses will continue until discontinued products purchased in the HealthRider acquisition are liquidated. The company has no comparable expense during the comparable period of fiscal 1996.

  Research and development expenses were $1.8 million or .7% of net sales, for the second quarter of 1997 compared to $1.4 million, or .6% of net sales, for the second quarter 1996.

  General and administrative expenses totaled $ 16.1 million, or 6.5 % of net sales, for the second quarter of 1997 compared to $13.8 million, or 6.0% of net sales, for the second quarter of 1996. HealthRider general and administrative expenses total $2.0 million for the current period without comparable expenses in the prior year.

  Weider settlement expenses totaled $16.5 million during the quarter.  See
Note 4 to the consolidated condensed financial statements and Part II Item 1 Legal proceedings.

  As a result of the foregoing factors, operating income was $1.2 million, or .5% of net sales in the second quarter of fiscal 1997, compared to $20.0 million, or 8.8% of net sales, in the second quarter of fiscal 1996. Operating income before one time expenses associated with the HealthRider and CanCo Acquisitions and the expense of the Weider settlement would have been $27.2 million or 10.9% of net sales for the second quarter.
  Interest expense was $9.0 million for ICON, $11.6 million for IHF Holdings and $11.9 million for ICON Fitness in the second quarter of fiscal 1997 compared to $7.5 million for ICON, $9.6 million for IHF Holdings and $9.6 million for ICON Fitness for the second quarter of fiscal 1996. Interest expense increased with the increased operating debt associated with the HealthRider Acquisition, the WHF settlement and the CanCo Acquisition, offset by the retirement of debt in the second quarter of fiscal 1997.
  Dividends on cumulative redeemable Preferred stock totaled $.9 million and $1.3 million for ICON Fitness during the second quarter of 1997 and 1996, respectively.

  The income tax benefit was $3.1 million for ICON and a tax benefit of $3.7 million for Holdings and ICON Fitness for the second quarter of 1997 compared with a tax provision of $4.5 million for ICON and a tax provision of $4.0 million for IHF Holdings and ICON Fitness during the second quarter of fiscal 1996. This is a result of the increase in the loss before income tax during the second quarter of 1997 compared to the same period in the preceding year.

  As a result of the foregoing factors, the net loss was $5.5 million for ICON, $7.8 million for IHF Holdings and $8.9 million for ICON Fitness for the second quarter of 1997 compared to net income of $7.3 million for ICON, $5.5 million for IHF Holdings and $4.2 million for ICON Fitness during the same period of fiscal 1996.

Operating Results for the First Halves of 1997 and 1996


  Net sales were $375.3 million in the first half of fiscal 1997, compared to $353.4 million in the first half of fiscal 1996. Sales of company's line of abdominal machines, first introduced in April of 1996, totaled $36.9 million, net sales of HealthRider branded products totaled $22.0 million with no comparable sales of these products during the first half of fiscal 1996. Sales of the company's home weight systems increased $10.2 million, while treadmill sales increased $16.0 million in the first half of fiscal 1997 compared to first half of fiscal 1996. Treadmill sales accounted for approximately 42% and 40% of total net sales during the first half of fiscal 1997 and 1996, respectively. Sales of trampolines increased $4.3 million in the first half of 1997 to $34.1 million from $29.8 million in the first half of fiscal 1996. Sales of the Company's line of upright rowers decreased $78.6 million to $47.3 million from $125.9 million in the first half of 1996 due to decreased market demand. Sales in Europe increased $5.6 million over the same period for fiscal 1996.

  Gross profit for the first half of fiscal 1997 was $106.5 million, or 28.3% of net sales, compared to $93.7 million, or 26.5% of net sales, for the first half of fiscal 1996. The step-up of HealthRider inventory and ICON of Canada increased cost of sales by $8.2 million for the first half of fiscal 1997. Without this charge, the gross profit would have increased to 30.6% due to gross margin improvements in the Company's line of treadmill products and higher gross margin on HealthRider branded products.

  Selling expenses were $56.4 million, or 15.0% of net sales, in the first half of fiscal 1997 compared to $40.5 million, or 11.5% of net sales for the first half of fiscal 1996. This increase is primarily attributed to $14.0 million in expenditures at HealthRider during the second quarter of fiscal 1997. One time selling expenses of HealthRider totaled $3.2 million during the first half of fiscal 1997. These one time selling expenses will continue until discontinued products purchased in the HealthRider acquisition are liquidated. The company has no comparable expenses during the comparable period of fiscal 1996.

  Research and development expenses were $3.5 million or .9% of net sales, for the first half of 1997 compared to $3.0 million, or .9% of net sales, for the first half of 1996.

  General and administrative expenses totaled $27.0 million, or 7.2% of net sales, for the first half of 1997 compared to $23.9 million, or 6.8% of net sales, for the first half of 1996. HealthRider general and administrative expenses totaled $2.3 million with no comparable expenses in the prior year.

  Weider settlement expenses totaled $16.5 million. See Note 4 to the consolidated condensed financial statements and Part II Item 1, Legal proceedings.

  As a result of the foregoing factors, operating income was $3.2 million, or .9% of net sales in the first half of fiscal 1997, compared to a $26.4 million, or 7.5% of net sales, in the first half of fiscal 1996. Operating income before one time HealthRider selling expenses and the expense of the Weider settlement would have been $22.9 million or 6.1% of net sales for the first half of fiscal 1997.

  Interest expense was $15.2 million for ICON, $20.4 million for IHF Holdings and $20.6 million for ICON Fitness in the first half of fiscal 1997 compared to $13.8 million for ICON, $18.0 million for IHF Holdings and $18.0 million for ICON Fitness for the first half of fiscal 1996. Interest expense increased with increased operating debt associated with the HealthRider Acquisition, the WHF settlement and the CanCo Acquisition offset by the retirement of debt during the first half of fiscal 1997.

  Dividends on cumulative redeemable Preferred stock totaled $2.1 million and $2.6 million for ICON Fitness for the first half of fiscal 1997 and 1996, respectively.

  The income tax benefit was $4.3 million for ICON and a tax benefit of $5.6 million for IHF Holdings and ICON Fitness for the first half of 1997 compared with a tax provision of $4.7 million for ICON and a tax provision of $3.3 million for IHF Holdings and ICON Fitness during the first half of fiscal 1996. This is a result of the loss before income tax during the first half of 1997 compared to the income before income tax for same period in the preceding year.

  As a result of the foregoing factors, the net loss was $9.1 million for ICON, $13.6 million for IHF Holdings and $16.0 million for ICON Fitness for the first half of 1997 compared to net income of $6.6 million for ICON, $3.3 million for IHF Holdings and $.8 million for ICON Fitness during the same period for fiscal 1996.

  Advertising allowances with retail customers have increased by $6.7 million to $11.1 million at November 30, 1996. Advertising allowances are generally a fixed percentage of sales to customers. Fluctuations in the balance of this allowance are attributable to changes in customer sales mix and the timing of when allowances are taken.


  Bad debt allowances totaled $2.0 million at November 30, 1996 compared to $1.4 million at May 31, 1996. Terms with retail customers remained unchanged from previous periods.

  Prepaid income taxes are $12.1 million for ICON and $12.2 million for IHF Holdings and ICON Fitness. $5.2 million of these balances are attributable to the HealthRider Acquisition, with the remaining $6.9 million and $7.0 million for ICON and IHF Holdings, respectively, being the result of losses from current operations.


Seasonality


  The Companies have historically sold the majority of their products to customers in their second and third fiscal quarters (i.e., from September through February). Increased sales and distribution typically have occurred in the Christmas retail season and the beginning of a new calendar year because of increased customer promotions and customer purchases. While this seasonality has been the trend, it may not be indicative of the results to be expected for this fiscal year or any future years. The following table reflects the Company's consolidated net sales which includes the results of the HealthRider Acquisition from August 16, 1996 for the first half of fiscal 1997 and for each quarter in fiscal 1996, and 1995.
                     First     Second      Third       Fourth
                    Quarter    Quarter     Quarter     Quarter

       Fiscal 1997   $125.8     $249.5       ---          ---
       Fiscal 1996   $124.8     $228.5    $240.9       $153.4
       Fiscal 1995  $  70.6     $163.0    $182.8       $114.4


Liquidity and Capital Resources


  As a result of the Company's Recapitalization on November 14, 1994, the Company's cash needs have changed significantly in the second half of fiscal 1995, 1996 and for the first half of fiscal 1997 and for future periods. Management believes that cash flows from operations and ICON's ability to make revolving credit borrowings under the amended Credit Agreement will provide adequate funds for working capital, planned capital expenditures and debt service obligations for the foreseeable future. Nevertheless, the Company is highly leveraged, and the ability to fund operations, make planned capital expenditures, make scheduled debt payments and refinance indebtedness depends on future operating performance and cash flows, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond the Company's control.

  In the first six months of fiscal 1997, ICON and IHF Holdings used $91.4 million and ICON Fitness used $92 million of cash in operating activities primarily as a result of increased accounts receivable and inventory. During the first six months of fiscal 1997, the Company had a net decrease in cash of $7.7 million. The Company also used $13.6 million of cash in the first six months of fiscal 1997 for capital expenditures primarily related to tooling, manufacturing equipment and building expansion, $28.2 million to fund the HealthRider Acquisition, and $ 10.8 million to fund the Weider Sports and CanCo Acquisitions.
  At November 30, 1996, ICON had $228.5 million of revolving credit borrowings under the Credit Agreement. At the close of the quarter additional availability under this Credit Agreement was $29.3 million. Management believes that availability under this amended Credit Agreement is adequate to meet the Company's obligations. The revolving credit borrowings have increased by $148.5 million from $80.0 million reported at the end of fiscal 1996. The Company funded the HealthRider and Weider Sports and CanCo Acquisitions and the Weider Settlement with borrowings under the Credit Agreement. Line of Credit borrowings have historically been used to fund increased inventory levels, finance normal trade credit for customers, make interest payments on debt issued in connection with the Company's Recapitalization and to fund capital expenditures.

  On November 20, 1996, ICON Fitness issued 14% Series A Senior Discount Notes with a face value of $162,000,000. These Senior Discount Notes generated gross proceeds of $82.5 million. The Company used the net proceeds from the Senior Discount Notes to finance the purchase of some of the outstanding shares of common stock of IHF Capital, Inc. and warrants to purchase shares of such stock held by certain stockholders and the purchase of all of the outstanding shares of preferred stock of IHF Holdings, and options to purchase shares of such stock held by certain stockholders. Interest on the Notes will begin accruing on November 15, 2001 and will be payable semi-annually on each May 15 and November 15, commencing May 15, 2002. The principle and accrued interest on the Senior Discount Notes will be due on November 15, 2007.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.


Settlement of  WHF Litigation
  On September 6, 1996, the Company and WHF and its affiliates settled the litigation between WHF and certain of its affiliates and the Company and certain of its officers and directors through a number of agreements (the "WHF Settlement"). The WHF Settlement includes releases of certain claims previously asserted by WHF and its affiliates, amendments to certain of the agreements currently existing between the Company and WHF and its affiliates and certain new agreements among the Company and WHF and its affiliates. Other than the releases, the significant terms of the WHF Settlement are outlined below.

  Repurchase of Common Stock. On November 20, 1996, the Company exercised its option to purchase all of the Common Stock and certain warrants to purchase Common Stock of IHF Capital held by the WHF Stockholders (the "IHF Position") at a price of approximately $42.3 million.

  Repurchase the Preferred Stock. On November 20, 1996 the Company exercised its option to purchase the IHF Holdings Preferred Stock held by WHF at a price
of $32.1 million.   In connection with the repurchase of IHF Holdings Preferred
Stock, if any, the Company purchased the options to purchase IHF Holdings Preferred Stock held by Messrs. Watterson and Stevenson at a price of $3.7 million.

  Settlement Expenses and Intercompany Payables. The Company; (i) paid $12.1 million to terminate the lawsuits; (ii) paid $3.9 to WHF and its affiliates as prepayment in full under its brand license agreements with them; and (iii) received $1.2 million in full payment and settlement of the Company's intercompany payable to WHF and its affiliates ($1.8 million) and amounts due the Company under the amended WSG Management Agreement ($3.0). The Company also received $.5 million in full payment and settlement of CanCo's Management fee obligations to the Company under the CanCo Management and Advisory Agreement.

  Ben Weider Payments. The WHF Settlement also provides that Ben Weider will serve as a consultant to, and ambassador for, the Company for five years, with an annual compensation of approximately $475,000, and that the Company will provide office space and three assistants for Mr. Weider.

  Payments to Messrs. Watterson and Stevenson. In connection with the WHF Settlement, WHF and its affiliates: (i) paid Messrs. Watterson and Stevenson an aggregate amount of approximately $4.2 million in exchange for the surrender of their options to purchase stock of WHF and its affiliates; and (ii) paid Messrs. Watterson and Stevenson an aggregate amount of $.5 million. Messrs. Watterson and Stevenson also each received $.3 million in full payment and settlement of CanCo's Management fee obligations to Messrs. Watterson and Stevenson under the CanCo Management and Advisory Agreements.

  Weider Sports Acquisition and CanCo Acquisition. The Company acquired certain assets, excluding cash and fixed assets, for $8.7 million and assumed certain liabilities of the sports equipment business lines of Weider Sports. In addition, the Company reacquired certain assets, excluding cash, cash equivalents and accounts receivable, for $1.7 million and assumed certain liabilities of CanCo. As a result of the Weider Sports Acquisition, the Company acquired distribution rights originally granted to Weider Sports in connection with the Recapitalization subject to certain rights granted by Weider Sports to third parties. The Company also acquired two CanCo plants which were leased by other WHF affiliates in exchange for the assumption of the existing $1.5 million (Canadian) mortgage on the properties and the payment of $.5 million.

  The WHF Settlement also contains various miscellaneous provisions that the Company does not believe are material.


 Item 2.  Changes in Securities.

         See Note 4 to the consolidated condensed financial statements.
Item 3.  Defaults Upon Senior Securities.

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

1.1(1) Purchase Agreement dated November 15, 1996 regarding the issuance and sale of the Senior Discount Notes between ICON and Donaldson, Lufkin & Jennrette Securities Corporation.
3.1(1) Certificate of Incorporation of ICON Fitness Corporation. 3.1A(1)Amendment to Certificate of Incorporation of ICON Fitness Corporation. 3.2(1) By-laws of ICON Fitness Corporation.
4.2(1) Indenture dated as of November 20, 1996 between ICON Fitness Corporation as Issuer, and Fleet National Bank as Trustee, with respect to the $162,000,000 in aggregate principle amount at maturity of Senior Discount Notes Due 2006, including the form of the Senior Discount Note.
4.3(1) Registration Rights Agreement dated as of November 20, 1996 by and between ICON Fitness Corporation and Donaldson Lufkin & Jeanette Securities Corporation.
10.1(1)Amended and Restate Credit Agreement dated as of November 14, 1994 amount ICON Health & Fitness, Inc., the lenders named therein, and General Electric Capital Corporation.
27.1*  Financial Data Schedule for ICON Health & Fitness, Inc.
27.2*  Financial Data Schedule for IHF Holdings, Inc.
27.3*  Financial Data Schedule for ICON Fitness Corporation.

*Filed herewith.
(1) Filed as Exhibits to the Registration Statement on Form S-4 of ICON Fitness Corporation (Registration No 333-18475) and is incorporated herein by reference.

  Reports on Form 8-K


       None.


SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

                                  ICON Health & Fitness, Inc.

                                  IHF Holdings, Inc.

                                  ICON Fitness Corporation

                                  (Registrants)


Date: 1/14/97                     By /S/Gary Stevenson, President


                                  By /S/S. Fred Beck, Chief Accounting Officer