Form 10-Q
period 1997-03-01
ICON HEALTH & FITNESS INC; IHF HOLDINGS INC; ICON FITNESS CORP
filed 1997-04-16
CIK 934798, 934799, 1029294

FORM 10-Q

                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(Mark One)
[*] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March  1, 1997


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
(State or other jurisdiction of     (I.R.S. Employer Identification
 Incorporation or organization)                 No.)

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

                                       PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

                     ICON Fitness Corporation and its wholly-owned subsidiary,
                        IHF Holdings, Inc. and its wholly-owned subsidiary,
                                ICON Health & Fitness, Inc.
                        CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
                                        (In Thousands)


CAPTION>
                     ICON         IHF       ICON        ICON        IHF        ICON
                    Health     Holdings,   Fitness    Health &   Holdings,   Fitness
                       &         Inc.     Corpora-   Fitness,I     Inc.      Corpora-
                   Fitness,      March      tion,     nc.  May    May 31,    tion May
                     Inc.         1,      March 1,    31, 1996     1996        31,
                   March 1,       1997       1997                              1996
                      1997

Assets
Current assets
 Cash                  $4,844     $4,844     $4,844     $19,313    $19,313    $19,313
 Accounts
 receivable-net       235,329    235,329    235,329     126,869    126,869    126,869

 Inventories:
  Raw materials        67,078     67,078     67,078      26,264     26,264     26,264
  Finished             74,633     74,633     74,633      69,658     69,658     69,658
  goods
 Deferred income        5,240      5,240      5,240       5,240      5,240      5,240
 taxes
 Other current         11,035     11,035     11,035       4,770      4,770      4,770
 assets
 Prepaid income        15,100     17,130     19,344         589        882        882
 taxes

  Total current       413,259    415,289    417,503     252,703    252,996    252,996
  assets
Property and
equipment
  Land                  1,230      1,230      1,230       1,230      1,230      1,230
  Building             30,513     30,513     30,513      13,632     13,632     13,632
  Machinery and
  equipment            71,732     71,732     71,732      37,191     37,191     37,191

  Total               103,475    103,475    103,475      52,053     52,053     52,053
Less
 accumulated         (23,705)   (23,705)   (23,705)    (19,741)   (19,741)   (19,741)
 depreciation

Property and
 equipment - net       79,770     79,770     79,770      32,312     32,312     32,312


Deferred income         1,871      7,085      7,085       1,770      5,489      5,489
taxes
Other assets           30,210     35,545     39,934      19,703     25,930     25,930

Total assets         $525,110   $537,689   $544,292    $306,488   $316,727   $316,727



Liabilities and
Stockholders'
Equity Current
liabilities
Current portion       $5,448      $5,448      $5,448     $3,065     $3,065     $3,065
of long-term
debt
Accounts             126,376     126,376     127,504     73,652     73,652     73,652
payable
Accrued               28,734      28,734      28,734     17,239     17,239     17,239
expenses
Intercompany
payable                  977         977         ---        ---        ---        ---
(receivable)

Total current
 liabilities         161,535     161,535     161,686     93,956     93,956     93,956

Long term-debt       371,916     448,881     535,203    210,546    279,693    279,693
Cumulative
 Preferred
 Stock,                  ---         ---         ---        ---     47,904        ---
 including
 dividends
 payable
Minority
 Interest in
 Cumulative
 Redeemable
 Preferred Stock         ---         ---         ---        ---        ---     47,904
 of Subsidiary
Stockholders'
 Equity
Common Stock,
 additional          166,176     127,759      49,690    166,176     77,730     77,730
 paid-in capital
 Less:
 Receivable from       (656)       (656)       (656)      (758)      (758)      (758)
 officers
Cumulative
 translation           (503)       (503)       (503)        386        386        386
 adjustment
Retained
 earnings          (173,358)   (199,327)   (201,128)  (163,818)  (182,184)  (182,184)
 (deficit)

Total                (8,341)    (72,727)   (152,597)      1,986  (104,826)  (104,826)
Stockholders'
Equity

Total
liabilities and     $525,110    $537,689    $544,292   $306,488   $316,727   $316,727
Stockholders'
equity



 See accompanying notes to consolidated condensed financial statements.





                  ICON Fitness Corporation and its wholly-owned subsidiary,
                     IHF Holdings, Inc. and its wholly-owned subsidiary,
                            ICON Health & Fitness, Inc.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
                                  (In Thousands)

                            For The Three Months Ended
                     ICON       IHF        ICON      ICON        IHF       ICON
                   Health &   Holdings   Fitness    Health    Holdings    Fitness
                    Fitness    , Inc.   Corporat       &       , Inc.    Corporat
                     Inc.      March       ion      Fitness   March 2,      ion
                     March    1, 1997    March 1,    Inc.        1996    March 2,
                    1, 1997                1997      March                  1996
                                                    2, 1996

Net sales          $248,670   $248,670   $248,670   $240,850   $240,850  $240,850

Cost of goods       175,062    175,062    175,062    173,032    173,032   173,032
sold
Cost of goods
 sold-revaluation
 of HealthRider,
 Weider Sports        2,060      2,060      2,060        ---        ---       ---
 and CanCo
 inventory

Total cost of       177,122    177,122    177,122    173,032    173,032   173,032
goods sold

Gross profit         71,548     71,548     71,548     67,818     67,818    67,818

Operating
expenses:
 Selling-
 including one
 time
 HealthRider         43,632     43,632     43,632     29,327     29,327    29,327
 selling
 expenses of
 $3.2 million
Research and          1,978      1,978      1,978      1,802      1,802     1,802
development
General and          12,289     12,289     12,289     11,320     11,320    11,320
administrative
Weider Settlement     1,000      1,000      1,000        ---        ---       ---
(see Note 4)
HealthRider           3,949      3,949      3,949        ---        ---       ---
Consolidation


Total operating      62,848     62,848     62,848     42,449     42,449    42,449
expenses
Operating income      8,700      8,700      8,700     25,369     25,369    25,369

Interest expense      9,128     11,734     15,286      7,312      9,433     9,433
Dividend on
cumulative
redeemable                                                                  1,275
                        ---        ---        ---        ---        ---
Preferred stock
of Subsidiary
Amortization of
deferred                803      1,101      1,290        647        889       889
financing fees

Income (loss)
before income tax   (1,231)    (4,135)    (7,876)     17,410     15,047    13,772
Provision
(benefit) for         (801)    (2,705)    (4,919)      7,016      6,697     6,697
income taxes


Net income (loss)    ($430)   ($1,430)   ($2,957)    $10,394     $8,350    $7,075


 accompanying notes to consolidated condensed financial statements.

                  ICON Fitness Corporation and its wholly-owned subsidiary,
                    IFC Holdings, Inc. and its wholly-owned subsidiary,
                              ICON Health & Fitness, Inc.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
                                    (In Thousands)


                                                    For The Nine Months Ended

                                 IHF
                     ICON     Holdings,     Fitness     ICON    Holdings    ICON
                                Inc.                  Health &   , Inc.    Fitness
                   Fitness,   March 1,    Corporati   Fitness,  March 2,  Corporat
                     Inc.        1997         1,        Inc.      1996    ionMarch
                   March 1,                  1997     March 2,             2, 1996
                      1997                              1996

Net sales          $623,974    $623,974    $623,974   $594,213  $594,213  $594,213
Cost of goods       435,672     435,672     435,672    432,682   432,682   432,682
sold
Cost of goods
sold-revaluation
of HealthRider,
Weider Sports and    10,225      10,225      10,225        ---       ---       ---
CanCo inventories

Total cost of       445,897     445,897     445,897    432,682   432,682   432,682
goods sold

Gross profit        178,077     178,077     178,077    161,531   161,531   161,531

Operating
expenses:
Selling-including   100,001     100,001     100,001     69,806    69,806    69,806
one time
HealthRider
selling expenses
of  $6.4 million
Research and          5,452       5,452       5,452      4,782     4,782     4,782
development
General and          39,290      39,290      39,290     35,179    35,179    35,179
administrative
Weider Settlement    17,465      17,465      17,465        ---       ---       ---
(see Note 4)
HealthRider           3,949       3,949       3,949        ---       ---       ---
Consolidation


Total operating     166,157     166,157     166,157    109,767   109,767   109,767
expenses

Operating income     11,920      11,920      11,920     51,764    51,764    51,764

Interest expense     24,284      32,102      35,915     21,124    27,434    27,434
Dividend on
cumulative
deemable                                      2,125                          3,825
                        ---         ---                    ---       ---
Preferred stock
of Subsidiary
Amortization of
deferred              2,255       3,147       3,348      1,918     2,638     2,638
financing fees

Income (loss)      (14,619)    (23,329)    (29,468)     28,722    21,692    17,867
before
Provision
(Benefit) for       (5,079)     (8,311)    (10,524)     11,754    10,000    10,000
income taxes


Net income         ($9,540)   ($15,018)   ($18,944)    $16,968   $11,692    $7,867
(Loss)



See accompanying notes to consolidated condensed financial statements.






                    ICON Fitness Corporation and its wholly-owned subsidiary,
                      IHF Holdings, Inc. and its wholly-owned subsidiary,
                                 ICON Health & Fitness, Inc.
                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS  (Unaudited)
                                        For The Nine Months Ended

                     ICON       IHF        ICON      ICON        IHF       ICON
                   Health &   Holdings   Fitness   Health &   Holdings   Fitness,
                    Fitness    , Inc.   Corporat   Fitness,    , Inc.    Corporat
OPERATING            Inc.       March   ion,Marc     Inc.     March 2,      ion
ACTIVITIES:        March 1,   1, 1997      h 1,    March 2,     1996     March 2,
                     1997                  1997      1996                  1996

Net income/(loss)  ($9,540)   ($15,018) ($18,944)    $16,968    $11,692    $7,867
Adjustments to
 reconcile net
 income to net
 cash provided by
 operating
 activity:
Provision for bad     9,292      9,292      9,292     19,254     19,254    19,254
 debt and
 advertising
 allowance
Provision/(benefit)   (101)    (1,596)    (1,596)      3,767      1,176     1,176
 for deferred
 taxes
Depreciation &       11,090     19,800     27,819      7,653     14,682    14,682
 amortization
Inventory            10,225     10,225     10,225        ---        ---       ---
revaluation
Non-cash                234        234        234        ---        ---       ---
 Compensation
Interest expense
 attributable to        ---        ---      2,125        ---        ---     3,825
 dividends  on
 preferred stock
Changes in
operating  assets
and liabilities:
Accounts           (98,860)   (98,860)   (98,860)  (120,367   (120,367   (120,367
receivable                                                 )          )         )
 Inventory         (19,542)   (19,542)   (19,542)    (3,264)    (3,264)   (3,264)
 Other assets      (18,957)   (20,694)   (27,810)      4,982      4,982     4,982
 Account payable     24,724     24,724     24,873     31,133     31,971    31,971
 and accrued
 expenses

 Net cash
  received         (91,435)   (91,435)   (92,184)   (39,874)   (39,874)  (39,874)
  from/(used in)
  operating
  activities
INVESTING
ACTIVITIES:
 Payments for      (38,962)   (38,962)   (38,962)        ---        ---       ---
 acquisitions
 Purchases of      (16,840)   (16,840)   (16,840)   (11,637)   (11,637)  (11,637)
 property and
 equipment

 Net cash
  received from    (55,802)   (55,802)   (55,802)   (11,637)   (11,637)  (11,637)
  /(used in)
  investing
  activities

FINANCING
ACTIVITIES

Proceeds from       133,657    133,657    215,924     50,997     50,997    50,997
long-term debt,
net of payments
 Return of              ---        ---   (42,319)        ---        ---       ---
  capital to
  parent
 Retirement of          ---   (35,748)   (35,748)        ---        ---       ---
  Preferred
  stocks
 Capital                ---     35,748        ---        ---        ---       ---
  contribution
  by parent
 Payment of  debt       ---        ---    (3,451)        ---        ---       ---
  financing fees
 Distribution to        ---        ---        ---      (389)      (389)     (389)
  Stockholders

 Net cash
  received          133,657    133,657    134,406     50,608     50,608    50,608
  from/(used in)
  financing
  activities
 Effect of            (889)      (889)      (889)       (16)       (16)      (16)
 exchange rate
 change on cash
 Net               (14,469)   (14,469)   (14,469)      (919)      (919)     (919)
 increase/(decre
 ase)in cash
 Cash at             19,313     19,313     19,313      4,099      4,099     4,099
 beginning of
 period

 Cash at end of      $4,844     $4,844     $4,844     $3,180     $3,180    $3,180
 period


SUPPLEMENTAL
DISCLOSURES:
Cash paid during
the year for:

Interest            $18,200    $18,200    $18,200    $21,897    $21,897   $21,897
Income taxes         $1,175     $1,175     $1,175     $3,799     $3,799    $3,799

 See notes to consolidated condensed financial statements.



                ICON Fitness Corporation and its wholly-owned subsidiary,
                    IFC Holdings, Inc. and its wholly owned subsidiary,
                           ICON Health & Fitness, Inc.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

The accompanying consolidated condensed financial statements for ICON Fitness Corporation ("ICON Fitness") and its wholly-owned subsidiary, IHF Holdings, Inc. ("IHF Holdings"), and its wholly owned subsidiary, ICON Health & Fitness, Inc. ("ICON"), and its wholly-owned subsidiaries, including HealthRider Corporation which was acquired on August 16, 1996 (see HealthRider Acquisition - Note 2) and ICON of Canada which was acquired in September of 1996 (see Weider Sports Acquisition and CanCo Acquisition-Note 5) (collectively, the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. ICON Fitness' parent company, IHF Capital, Inc., ("IHF Capital") is not a registrant.

In management's opinion, the accompanying consolidated condensed financial statements, for ICON, IHF Holdings and ICON Fitness, contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial condition of ICON, IHF Holdings and ICON Fitness, as of March 1, 1997 and May 31, 1996, their results of operations for the three and nine months ended March 1, 1997 and March 2, 1996, and their cash flows for the nine months ended March 1, 1997 and March 2, 1996. There are two less days in the nine month period ended March 1, 1997 than the comparable period ended March 2, 1996.

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

All significant intercompany transactions and balances have been eliminated.
The financial statements included herein should be read in conjunction with the financial statements and footnotes thereto and information included in the Form 10-K filed by ICON Fitness with the Securities and Exchange Commission on August 29, 1996 and with the Form S-4 filed with the Securities and Exchange Commission on December 20, 1996 which was amended on February 14, March 21, and April 9, 1997. The results of operations for the nine months ended March 1, 1997 are not necessarily indicative of the results to be expected for the full year ended May 31, 1997.

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

The HealthRider Acquisition was funded through additional borrowings under the Credit Agreement with General Electric Capital Corporation (the "Credit Agreement").

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

The following unaudited pro forma summary presents the consolidated results of operations assuming that the HealthRider Acquisition had occurred on May 31, 1995. Results for the historical ICON, IHF Holdings and ICON Fitness represent the results for the third quarter of fiscal 1997 combined with the HealthRider results for the periods then ended with comparative results from the same periods in fiscal 1996. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the transaction been effected on the date indicated above or of results which may occur in the future. The Company expects that HealthRider revenues in the periods subsequent to the HealthRider Acquisition will decline substantially. In addition, the pro forma summary excludes certain non-recurring charges related to the HealthRider Acquisition including a significant non-recurring, non-cash charge resulting from the fact that the Company's purchase accounting will include writing-up the book value of the HealthRider inventory to fair market value less estimated sales costs.

                                 (In millions)
                    THREE MONTHS ENDED
                       MARCH 1, 1997       NINE MONTHS ENDED MARCH 1,
                        (UNAUDITED)                   1997
                                                   (UNAUDITED)

                      ICON     Health-     ICON      Health-    Total
                                Rider                 Rider

Revenues            $ 248.7       --      $624.0     $ 16.4     $640.4
Net income (loss)   $  (0.4)      --      $ (9.6)    $ (6.2)    $(15.8)

                      IHF      Health-      IHF      Health-
                    Holdings    Rider    Holdings     Rider     Total

Revenues            $ 248.7       --      $624.0     $ 16.4     $640.4
Net Income (Loss)   $  (1.5)      --      $(15.1)    $ (6.2)    $(21.3)

                      ICON     Health-     ICON      Health-
                    Fitness     Rider     Fitness     Rider     Total

Revenues            $ 248.7       --      $624.0     $ 16.4     $640.4
Net Income (Loss)   $  (3.0)      --      $(19.0)    $ (6.2)    $(25.2)


[CAPTION]

                          THREE MONTHS ENDED           NINE MONTHS ENDED MARCH 2,
                             MARCH 2, 1996                        1996
                              (UNAUDITED)                     (UNAUDITED)

                      ICON      Health-     Total      ICON     Health-     Total
                                 Rider                           Rider

Revenues            $ 240.9    $  86.5      $327.4    $ 594.2    $200.0    $794.2
Net income (loss)   $  10.4    $  (0.8)     $  9.6    $  17.0    $  7.7    $ 24.7

                      IHF       Health-                 IHF     Health-
                    Holdings     Rider               Holdings    Rider      Total

Revenues            $ 240.9    $  86.5      $327.4    $ 594.2    $200.0    $794.2
Net Income (Loss)   $   8.4    $  (0.8)     $  7.6    $  11.7    $  7.7    $ 19.4
                      ICON      Health-                ICON     Health-
                    Fitness      Rider                Fitness    Rider      Total


Revenues            $ 240.9    $  86.5      $327.4    $ 594.2    $200.0    $794.2
Net Income (Loss)   $   7.1    $  (0.8)     $  6.3    $   7.9    $  7.7    $ 14.6




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

  Option to Repurchase Preferred Stock. The Company obtained the right to purchase the IHF Holdings Preferred Stock held by WHF and certain other stockholders. On November 20, 1996 the Company exercised this right for $32.1 million, which reflects a discount of $3.9 million and the forgiveness of accrued dividends. In connection with the repurchase of IHF Holdings Preferred Stock, the Company purchased the options to purchase IHF Holdings Preferred Stock held by Messrs. Watterson and Stevenson for $3.7 million, which reflects a discount of $.3 million and the forgiveness of accrued dividends. Upon the purchase of the IHF Holdings Preferred Stock, WHF's representation on the Company's board of directors ceased. In connection with the above transaction, the Company recorded an increase to the additional paid-in capital of IHF Holdings of $50.1 million, which consists of (i) $35.8 million which ICON Fitness contributed to IHF Holdings from its proceeds from the issuance of 14% Series A Senior Discount Notes (see Note 7) for the repurchase of IHF Holdings Preferred Stock and options to purchase IHF Holdings Preferred Stock; and (ii) $14.3 million related to the discounts given on the repurchase of IHF Holdings Preferred Stock and options to purchase IHF Holdings Preferred Stock and the forgiveness of accrued dividends. Additionally, the Company recorded an increase to the additional paid-in capital of ICON Fitness of $14.3 million to reflect the gain recognized on the early extinguishment of and the forgiven dividends related to the IHF Holdings Preferred Stock and options to purchase IHF Holdings Preferred Stock.
  Settlement Expenses and Intercompany Payables. The Company: (i) paid $12.1 million to terminate the lawsuits; (ii) paid $3.9 million to WHF and its affiliates as payment in full under its brand license agreements with them; and
(iii) received $1.2 million in full payment and settlement of the Company's intercompany payable to WHF and its affiliates ($1.8 million) and amounts due the Company under the amended WSG Management Agreement ($3.0 million). The Company also received $.5 million in full payment and settlement of CanCo's Management fee obligations to the Company under the CanCo Management and Advisory Agreement. As a result of the above, the Company recorded Weider Settlement expenses of $16.5 million, which includes the expenses noted in (i) and (ii) and other individually insignificant settlement expenses totaling $1.0 million, offset by the $.5 million of CanCo Management fees. The Company also recorded the intercompany balance reductions noted in (iii) in its consolidated condensed balance sheet.

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

Note 5. Weider Sports Acquisition and CanCo Acquisition.

  In conjunction with the settlement of litigation described above, the Company acquired certain assets, excluding cash and fixed assets, for $8.7 million and assumed certain liabilities of the sports equipment business lines of Weider Sports. In addition, the Company acquired certain assets, excluding cash, cash equivalents and accounts receivable, for $1.7 million and assumed certain liabilities of CanCo. As a result of the Weider Sports Acquisition, the Company acquired distribution rights originally granted to Weider Sports in connection with the Recapitalization on November 14, 1994, subject to certain rights granted by Weider Sports to third parties. The Company also acquired two CanCo plants which were leased by other WHF affiliates in exchange for the assumption of the existing $1.5 million Canadian mortgage on the properties and the payment of $.5 million. The Weider Sports and CanCo Acquisitions are being accounted for under the purchase method of accounting. Accordingly, the purchase price plus direct costs of the acquisitions have been allocated to the assets acquired and liabilities assumed based on their relative fair values as of the closing date. The final allocation to the assets acquired and liabilities assumed is preliminary as the Company is in the process of determining the fair value of significant assets acquired in the Weider Sports and CanCo Acquisitions. Accordingly, the final allocations may be different from those initially recorded. However, such allocations are not expected to differ materially from those initially recorded. The Weider Sports and CanCo Acquisitions do not represent acquisitions of significant businesses by the Company.

Note 6. Amendment of Credit Agreement

  The Credit Agreement was amended as of August 23, 1996 to permit total borrowing of up to $310 million under the Company's revolving credit facility, in order to fund the HealthRider Acquisition, the WHF Settlement, the Weider Sports Acquisition and CanCo Acquisitions and to meet the Company's other long term needs.
Note 7.  Issuance of 14% Series A Senior Discount Notes

  On November 20, 1996, ICON Fitness Corporation issued $162,000,000 face amount of 14% Series A Senior Discount Notes pursuant to Rule 144A and certain other exemptions under the Securities Act of 1933, as amended, for resale to certain Qualified Institutional Buyers and Institutional Accredited Investors. The Senior Discount Notes generated gross proceeds of approximately $82.5 million. The net proceeds from the Offering were used to finance the purchase of some of the outstanding shares of common stock of ICON Fitness Corporation's parent, IHF Capital, Inc., and warrants to purchase shares of such stock held by certain stockholders and the purchase of all of the outstanding shares of preferred stock of its subsidiary, IHF Holdings, Inc., and options to purchase shares of such stock held by certain stockholders. ICON Fitness Corporation filed a Form S-4 registration statement under the Securities Act of 1933 on December 20, 1996 which was amended on February 14, March 21, and April 9, 1997.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.

Operating Results for the Third Quarters of Fiscal 1997 and 1996

  During the third quarter of fiscal year 1997, net sales increased 3.2% to $248.7 million from $240.9 million in the third quarter of fiscal 1996. Sales of the Company's line of abdominal machines, first introduced in April of 1996, totaled $4.5 million. HealthRider products totaled $17.5 million with no comparable sales for these products during the third quarter of fiscal year 1996. Sales of the Company's home weight systems increased $3.9 million, while treadmill sales increased $63.1 million to $164.6 million in the third quarter of fiscal 1997 compared to $101.5 in third quarter of fiscal 1996. Treadmill sales accounted for approximately 66% and 42 % of total net sales during the third quarter of fiscal 1997 and 1996, respectively. Sales of trampolines decreased $1.1 million in the third quarter of fiscal 1997 to $6.9 million from $8.0 million in the third quarter of fiscal year 1996. Sales of the Company's line of upright rowers decreased $93.5 million to $9.4 million from $102.9 million in the third quarter of 1996 due to decreased market demand.

  Gross profit for the third quarter of fiscal 1997 was $71.6 million, or 28.8% of net sales, compared to $67.8 million, or 28.1% of net sales, for the third quarter of fiscal 1996. The step-up of HealthRider and ICON of Canada inventory increased cost of sales by $2.1 million. Without this charge, the gross profit would have increased to 29.6% due to gross margin improvements in the Company's line of treadmill products and a higher gross margin on HealthRider products.

  Selling expenses were $43.7 million, or 17.6% of net sales, in the third quarter of fiscal 1997 compared to $29.3 million, or 12.2% of net sales, for the third quarter of fiscal 1996. This increase is primarily attributed to the $17.2 million in expenditures at HealthRider during the third quarter of fiscal year 1997. This increase also includes one time selling expenses of $3.2 million. These one time expenses will continue until discontinued products purchased in the HealthRider acquisition are liquidated. The Company had no comparable expense during the comparable period of fiscal year 1996.

  Research and development expenses were $2.0 million or .8% of net sales, for the third quarter of fiscal 1997 compared to $1.8 million, or .7% of net sales, for the third quarter of fiscal 1996.

  General and administrative expenses totaled $ 12.3 million, or 5.0 % of net sales, for the third quarter of fiscal 1997 compared to $11.3 million, or 4.7% of net sales, for the third quarter of fiscal 1996. HealthRider's general and administrative expenses total $.4 million for the current period with no comparable expenses in the prior year.

  The Weider settlement expenses totaled $1.0 million during the third quarter of fiscal 1997. See Note 4 to the consolidated condensed financial statements.

  HealthRider's integration expenses totaled $4.0 million during the third quarter of fiscal 1997. These charges were incurred to eliminate the duplication in staff and facilities with those of ICON.

  As a result of the foregoing factors, operating income was $8.7 million, or 3.5% of net sales in the third quarter of fiscal 1997, compared to $25.4 million, or 10.5% of net sales, in the third quarter of fiscal 1996. Operating income before the revaluation of acquired inventories, one time selling expenses and the integration expenses associated with the HealthRider and CanCo Acquisitions and the expense of the Weider settlement would have been $19.0 million or 7.6% of net sales for the third quarter of fiscal 1997.

  Interest expense was $9.1 million for ICON, $11.7 million for IHF Holdings and $15.3 million for ICON Fitness in the third quarter of fiscal year 1997 compared to $7.3 million for ICON, $9.4 million for IHF Holdings and $9.4 million for ICON Fitness for the third quarter of fiscal year 1996. The increase in interest expense is attributed to the operating debt associated with the HealthRider Acquisition, the WHF Settlement, the CanCo Acquisition and the interest associated with the 14% Series A Senior Discount notes of ICON Fitness.

  Dividends on cumulative redeemable Preferred stock were $1.3 million for ICON Fitness during the third quarter of fiscal 1996. The Preferred Stock was redeemed in the second quarter of 1997; accordingly, there were no dividends in the same period of 1997.

  The income tax benefit was $.8 million for ICON and a tax benefit of $2.7 million for Holdings and $4.9 million for ICON Fitness for the third quarter of fiscal 1997 compared with a tax provision of $7.0 million for ICON and a tax provision of $6.7 million for IHF Holdings and ICON Fitness during the third quarter of fiscal 1996. This is a result of the increase in the loss before income tax during the third quarter of fiscal 1997 compared to the same period in the preceding year.

  As a result of the foregoing factors, the net loss was $.4 million for ICON, $1.4 million for IHF Holdings and $3.0 million for ICON Fitness for the third quarter of fiscal 1997 compared to net income of $10.4 million for ICON, $8.3 million for IHF Holdings and $7.1 million for ICON Fitness during the same period of fiscal 1996.

Operating Results for the First Nine Months of fiscal 1997 and 1996

  Net sales were $624.0 million in the first nine months of fiscal 1997, compared to $594.2 million in the first nine months of fiscal 1996. Sales of the Company's line of abdominal machines, first introduced in April of 1996, totaled $41.3 million. HealthRider products totaled $46.4 million with no comparable sales of these products during fiscal year 1996. Sales of the Company's home weight systems increased $14.2 million, while treadmill sales increased $79.1 million to $321.4 million in the first nine months of fiscal 1997 compared to first nine months of fiscal 1996 sales of $242.3 million. Treadmill sales accounted for approximately 52% and 41% of total net sales during the first nine months of fiscal 1997 and 1996, respectively. Sales of trampolines increased $3.0 million in the first nine months of fiscal 1997 to $41.0 million from $38.0 million in the first nine months of fiscal 1996. Sales of the Company's line of upright rowers decreased $172.1 million to $56.7 million from $228.8 million in the first nine months of 1996 due to decreased market demand. Sales in Europe increased $11.4 million over the same period for fiscal 1996.

  Gross profit for the first nine months of fiscal 1997 was $178.1 million, or 28.5% of net sales, compared to $161.5 million, or 27.2% of net sales, for the first nine months of fiscal 1996. The step-up of the HealthRider and ICON of Canada inventory increased the cost of sales by $10.2 million for the first nine months of fiscal year 1997. Without this charge, gross profit would have increased to 30.2% due to gross margin improvements in the Company's line of treadmill products and the higher gross margin on HealthRider products.

  Selling expenses were $100.0 million, or 16.0% of net sales, in the first nine months of fiscal 1997 compared to $69.8 million, or 11.8% of net sales for the first nine months of fiscal year 1996. This increase is primarily attributed to the $34.3 million in expenditures at HealthRider during the first three quarters of fiscal 1997. This increase also includes one time selling expenses totaling $6.4 million attributed to HealthRider. These one time expenses will continue until the discontinued products purchased in the HealthRider acquisition are liquidated. The Company had no comparable expenses during the same period for fiscal year 1996.

  Research and development expenses were $5.5 million or .9% of net sales, for the first nine months of fiscal 1997 compared to $4.8 million, or .8% of net sales, for the first nine months of fiscal 1996.

  General and administrative expenses totaled $39.3 million, or 6.3% of net sales, for the first nine months of fiscal 1997 compared to $35.2 million, or 5.9% of net sales, for the first nine months of 1996. HealthRider's general and administrative expenses totaled $2.7 million with no comparable expenses in the prior year.

  The Weider settlement expenses, including related legal fees, totaled $17.5 million during the first nine months of fiscal 1997. See Note 4 to the consolidated condensed financial statements.

  HealthRider's integration expenses totaled $4.0 million during the first nine months of fiscal 1997. These charges were incurred to eliminate the duplication in staff and facilities with those of ICON.

  As a result of the foregoing factors, operating income was $11.9 million, or 1.9% of net sales in the first nine months of fiscal 1997, compared to a $51.8 million, or 8.7% of net sales, in the first nine months of fiscal 1996. Operating income before the revaluation of acquired inventories, one time HealthRider selling expenses and the integration expenses associated with the HealthRider and CanCo Acquisitions and the expense of the Weider settlement would have been $50.0 million or 8.0% of net sales for the first nine months of fiscal year 1997.

  Interest expense was $24.3 million for ICON, $32.1 million for IHF Holdings and $35.9 million for ICON Fitness in the first nine months of fiscal 1997 compared to $21.1 million for ICON, $27.4 million for IHF Holdings and $27.4 million for ICON Fitness for the first nine months of fiscal 1996. The increase in interest expense is attributed to operating debt associated with the HealthRider Acquisition, the WHF Settlement, the CanCo Acquisition and the interest associated with the 14% Series A Senior Discount notes of ICON Fitness.

  Dividends on cumulative redeemable Preferred Stock totaled $2.1 million and $3.8 million for ICON Fitness for the first nine months of fiscal 1997 and 1996, respectively. The Preferred Stock was redeemed in the second quarter of 1997; accordingly, there will be no additional dividends associated with this Preferred Stock.
  The income tax benefit was $5.1 million for ICON, $8.3 million for IHF Holdings and $10.5 million for ICON Fitness for the first nine months of fiscal 1997 compared with a tax provision of $11.8 million for ICON and a tax provision of $10.0 million for IHF Holdings and ICON Fitness during the first nine months of fiscal 1996. This is a result of the loss before income tax during the first nine months of fiscal 1997 compared to the income before income tax for same period in the preceding year.

  As a result of the foregoing factors, the net loss was $9.6 million for ICON, $15.0 million for IHF Holdings and $18.9 million for ICON Fitness for the first nine months of fiscal 1997 compared to net income of $17.0 million for ICON, $11.7 million for IHF Holdings and $7.9 million for ICON Fitness during the same period for fiscal 1996.

  Advertising allowances with retail customers total $3.3 million at March 1, 1997. Advertising allowances are generally a fixed percentage of sales to customers. Fluctuations in the balance of this allowance are attributable to changes in customer sales mix and the timing of when allowances are taken.

  Prepaid income taxes are $15.1 million for ICON, $17.1 million for IHF Holdings and $19.3 million for ICON Fitness at March 1, 1997. $5.2 million of these balances are attributable to the HealthRider Acquisition, with the remaining balance being the result of losses from current operations.

Seasonality

  The Companies have historically sold the majority of their products to customers in their second and third fiscal quarters (i.e., from September through February). Increased sales and distribution typically have occurred in the Christmas retail season and the beginning of a new calendar year because of increased customer promotions and customer purchases. While this seasonality has been the trend, it may not be indicative of the results to be expected for this fiscal year or any future years. The following table reflects the Company's consolidated net sales for the first three quarters of fiscal 1997, which includes the results of the HealthRider Acquisition from August 16, 1996, and for each quarter in fiscal 1996, and 1995.

                    First        Second     Third       Fourth
                  Quarter    Quarter     Quarter   Quarter
       Fiscal 1997      $125.8     $249.5     $248.7          ---
       Fiscal 1996      $124.8     $228.5     $240.9     $153.4
       Fiscal 1995      $  70.6     $163.0     $182.8     $114.4

Liquidity and Capital Resources

  As a result of the Company's Recapitalization on November 14, 1994, the Company's cash needs changed significantly. Management believes that cash flows from operations and ICON's ability to make revolving credit borrowings under the amended Credit Agreement will provide adequate funds for working capital, planned capital expenditures and debt service obligations for the foreseeable future. Nevertheless, the Company is highly leveraged, and the ability to fund operations, make planned capital expenditures, make scheduled debt payments and refinance indebtedness depends on future operating performance and cash flows, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond the Company's control.

  In the first nine months of fiscal 1997, ICON and IHF Holdings used $91.4 million and ICON Fitness used $92.2 million of cash in operating activities. This use of cash includes $17.5 million of Weider settlement expenses and one time selling and integration expenses of $10.4 million. The other primary uses of cash are increased accounts receivable and inventory. During the first nine months of fiscal 1997, the Company had a net decrease in cash of $14.5 million. The Company also used $16.8 million of cash in the first nine months of fiscal 1997 for capital expenditures primarily related to tooling, manufacturing equipment and building expansion, $28.2 million to fund the HealthRider Acquisition, and $10.8 million to fund the Weider Sports and CanCo Acquisitions.

  At March 1, 1997, ICON had $227.0 million of revolving credit borrowings under the Credit Agreement. At the close of the quarter additional availability under this Credit Agreement was $23.4 million. Management believes that availability under this amended Credit Agreement is adequate to meet the Company's obligations. The revolving credit borrowings have increased by $147.0 million from $80.0 million reported at the end of fiscal 1996. The Company funded the HealthRider and Weider Sports and CanCo Acquisitions and the Weider Settlement with borrowings under the Credit Agreement. Line of Credit borrowings have historically been used to fund increased inventory levels, finance normal trade credit for customers, make interest payments on debt issued in connection with the Company's Recapitalization and to fund capital expenditures.

  On November 20, 1996, ICON Fitness issued 14% Series A Senior Discount Notes with a face value of $162,000,000. These Senior Discount Notes generated gross proceeds of $82.5 million. The Company used the net proceeds from the Senior Discount Notes to finance the purchase of some of the outstanding shares of common stock of IHF Capital, Inc. and warrants to purchase shares of such stock held by certain stockholders and the purchase of all of the outstanding shares of preferred stock of IHF Holdings, and options to purchase shares of such stock held by certain stockholders. Interest on the Notes will begin accruing on November 15, 2001 and will be payable semi-annually on each May 15 and November 15, commencing May 15, 2002. The principle and accrued interest on the Senior Discount Notes will be due on November 15, 2006.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

  The Company is engaged in certain legal and administrative proceedings incidental to its normal business activities. While it is not possible to determine the ultimate outcome of these actions at this time, management believes that any liabilities resulting from such proceedings or claims which are pending or known to be threatened will not have a material adverse effect on the Company's consolidated financial position or results of operations.

 Item 2.  Changes in Securities.

    See Note 4 to the consolidated condensed financial statements.

Item 3.  Defaults Upon Senior Securities.

    None.

Item 4.  Submission of Matters to a Vote of Security Holders.

    None.

Item 5.  Other Information.

    None.

Item 6.  Exhibits and Reports on Form 8-K.

  (a) Exhibits.

Unless otherwise noted, the following exhibits were previously filed with the Securities and Exchange Commission under the Securities Act and are referred to and incorporated herein by reference to such filings.

1.1(1) Purchase Agreement dated November 15, 1996 regarding the issuance and sale of the Senior Discount Notes between ICON and Donaldson, Lufkin & Jennrette Securities Corporation.
3.1(1) Certificate of Incorporation of ICON Fitness Corporation. 3.1A(1)Amendment to Certificate of Incorporation of ICON Fitness Corporation. 3.2(1) By-laws of ICON Fitness Corporation.
4.2(1) Indenture dated as of November 20, 1996 between ICON Fitness Corporation as Issuer, and Fleet National Bank as Trustee, with respect to the $162,000,000 in aggregate principle amount at maturity of Senior Discount Notes Due 2006, including the form of the Senior Discount Note.
4.3(1) Registration Rights Agreement dated as of November 20, 1996 by and between ICON Fitness Corporation and Donaldson, Lufkin & Jennrette
 Securities Corporation.
10.1(1)Amended and Restate Credit Agreement dated as of November 14, 1994 amount ICON Health & Fitness, Inc., the lenders named therein, and General Electric Capital Corporation.
27.1*  Financial Data Schedule for ICON Health & Fitness, Inc.
27.2*  Financial Data Schedule for IHF Holdings, Inc.
27.3*  Financial Data Schedule for ICON Fitness Corporation.

*Filed herewith.
(1) Filed as Exhibits to the Registration Statement on Form S-4 of ICON Fitness Corporation (Registration No 333-18475) and is incorporated herein by reference.


  (b) No reports on Form 8-K were filed during the quarter ended March 1, 1997.



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


Date:April 15, 1997             By: /s/ Gary Stevenson, President