Form 10-K
period 1997-05-31
ICON HEALTH & FITNESS INC; IHF HOLDINGS INC; ICON FITNESS CORP
filed 1997-08-29
CIK 934798, 934799, 1029294

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

Commission File No.: 33-87930, 33-87930-01, 333-18475

For the fiscal year ended May 31, 1997
                                                  87-0531206
                                                  87-0531209
          Delaware                                87-0566936
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                 Identification No.)

   1500 South, 1000 West, Logan, UT                    84321
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code: 801-750-5000

Securities registered pursuant to Section 12(b) of the Act:

                                        Name of Each Exchange
Title of Each Class                     on Which Registered
       None                                    None

Securities registered pursuant to Section 12(g) of the Act:

                                        Name of Each Exchange
Title of Each Class                     on Which Registered
       None                                    None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [x] No [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K [x].

On May 31, 1997, all of the voting stock of ICON Health & Fitness, Inc. was held by IHF Holdings, all of the voting stock of IHF Holdings, Inc. was held by ICON Fitness Corporation, and all of the voting stock of ICON Fitness Corporation was held by IHF Capital, Inc.

As of May 31, 1997, ICON Health & Fitness, Inc. had 1,000 shares of common stock outstanding, IHF Holdings, Inc. had 1,000 shares of common stock outstanding, and ICON Fitness Corporation had 100 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated herein by reference: NONE


                            ICON Fitness Corporation
             and its wholly-owned subsidiaries, IHF Holdings, Inc.
                        And ICON Health & Fitness, Inc.

                                FORM 10-K INDEX


PART I
                                                   Page


Item  1.  Business                                   3

Item  2.  Properties                                 9

Item  3.  Legal Proceedings                         10

Item  4.  Submission of Matters to a Vote of
          Security Holders                          11

PART II

Item  5.  Market for the Registrants' Common
          Equity and Related Stockholder Matters    11

Item  6.  Selected Financial Data                   12

Item  7.  Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                15

Item  8.  Financial Statements and Supplementary
          Data                                      23

Item  9.  Changes in and Disagreements with
          Accountants on Accounting and Financial
          Disclosure                                23

PART III

Item 10.  Directors and Executive Officers of the
          Registrants                               24

Item 11.  Executive Compensation                    26

Item 12   Security Ownership of Certain Beneficial
          Owners and Management                     30

Item 13.  Certain Relationships and Related
          Transactions                              33

PART IV

Item 14.  Exhibits, Financial Statement Schedules,
          and Reports on Form 8-K                   36



                                     * * *

Reference in this Annual Report on Form 10-K is made to the following trademarks and brand names: AccusmartTM, ConcorTM, CRANK-IT-UPTM, Cross TrainerTM, CrossWalk(R), ImageTM, INSYNCTM, INTELEXTM, JumpKing(R), LegendTM, ProForm(R), Pro-TechTM, Smart CardTM, Space SaverTM, Speed LinkTM, StowawayTM, Triple PlayTM, WeiderCareTM, Cardioglide(R), HealthRider(R), aeROBICRiderTM, SportRiderTM, and LifeRiderTM, which are owned by the Company; LifestylerTM, which is owned by Sears Roebuck; Weider(R), which is owned by Weider Health and Fitness and Weider Sporting Goods, Inc. in the United States and by Weider Sports Equipment Co. Ltd. and Weider Europe B.V. in other countries.

                                     * * *

                                     PART I

ITEM 1. BUSINESS

     Except for the historical information contained herein, the following 'Business' section contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the 'Business' section.

General

     ICON Health & Fitness, Inc. ("ICON Health") is one of the largest manufacturers and marketers of home fitness equipment in the United States. The Company's focus is to address consumers' interest in a healthy, active lifestyle with a broad range of high quality products at a variety of price/value relationships specifically targeted to meet different consumers' health and fitness needs. The Company's line of home fitness aerobic products includes treadmills, upright rowers, exercise bikes, stair steppers and cross country skiers, and its line of anaerobic fitness products include home gyms, weight benches and recently introduced abdominal machines. The Company also offers trampolines, recreational sports products, sports medicine products and fitness accessories. The Company markets the majority of its products under the brand names ProForm, Image, Weslo, WeiderCare, Legend, JumpKing, HealthRider, and Lifestyler (a private label brand manufactured for Sears Roebuck ("Sears")).

     IHF Holdings, Inc. ("IHF Holdings") is a holding company whose principal asset is all of the capital stock of ICON Health. ICON Fitness Corporation ("ICON Fitness" or the "Company") is a holding company whose principal asset is all of the capital stock of IHF Holdings. IHF Capital, Inc. ("IHF Capital") which is not a registrant, is a holding company whose principal asset is all of the common stock of ICON Fitness. Each Registrant was incorporated in Delaware in August of 1994 except ICON Fitness which was incorporated in Delaware in November of 1996. Each registrant has its principal executive offices at 1500 South 1000 West, Logan, Utah 84321, and their telephone number is 801- 750-5000.

Marketing and Distribution

     The Company markets its products under multiple brands through multiple distribution channels, including specialty dealers, sporting goods chains, department stores, warehouse clubs, discount merchants, catalogue showrooms and, to a limited extent, infomercials and direct response marketing. The Company believes the marketing of its products through multiple distribution channels provides it with several competitive advantages: (i) greater growth and increased market access; (ii) the ability to maximize revenue throughout a product's life cycle by repositioning products in different channels and under different brand names as products mature; (iii) feedback on market trends and changing consumer tastes; and (iv) reduced dependence on any single channel of distribution.

     To enhance its distribution strategy, the Company targets its brands to specific distribution channels. By marketing specific brands tailored to appeal to different demographic groups, the Company is able to market products with varying designs, features and price ranges and target these products to a wide variety of consumers with different fitness needs and disposable incomes. The Company believes its brand positioning strategy enables it to: (i) achieve greater appeal to each market segment; (ii) promote price stability across its product lines as brand segmentation minimizes conflicts between different distribution channels; and (iii) provide high-quality products with the price ranges and features desired by different demographic groups. The Company's various brands are supported by distinct marketing and product strategies and, in some cases, separate sales forces. The Company's primary sales and marketing group is based in Logan, Utah. For certain of its products, the Company augments the efforts of this group with smaller sales forces based in Colorado, Texas, Canada, the United Kingdom, France, Italy and Germany.

     In keeping with its strategy of pursuing growth opportunities, in August 1996, the Company through HealthRider Acquisition Corp.: (i) purchased substantially all the assets of HealthRider, Inc. for approximately $16.1 million and assumed (or refinanced) substantially all its liabilities; (ii) purchased certain related manufacturing assets of Parkway Manufacturing, Inc., ("Parkway"), including Parkway's contract to manufacture and supply upright rowers to HealthRider, Inc., for approximately $10.1 million; and (iii) purchased the minority interest of HealthRider, Inc.' s European subsidiary for approximately $1.4 million (of which $1.3 million was paid in cash and $.1 million was paid in inventory). The liabilities assumed or refinanced included capital lease obligations of approximately $19.4 million and revolving credit borrowings and other long term debt of approximately $9.3 million. The Company subsequently changed the name from HealthRider Acquisition Corp. to HealthRider Corp. ("HealthRider").

     HealthRider markets physical fitness and exercise equipment and other health-related products primarily through its own specialty retail stores and kiosks, through direct response advertising in print and on television, and through its mail order catalogs. At the end of fiscal 1997, HealthRider operated 114 stores compared to approximately 230 at the time of the Acquisition. This reduction in the number of stores is expected to significantly reduce HealthRider's costs and establish it with an overhead structure that is more efficient and flexible.

Products

     The Company manufactures and distributes a broad line of treadmill, aerobic and anaerobic fitness equipment. The Company also markets recreational sports products, sports medicine products and fitness accessories. The Company offers a range of technological features from manual equipment to sophisticated programmable electronic products at a variety of price ranges. The Company's strategy of offering a broad range of products enables it to: (i) offer categories of fitness products that appeal to different demographic groups; (ii) respond quickly to changes in consumer preferences and fitness trends; (iii) reduce its dependence on any single product category; and (iv) participate in growth opportunities across a wide variety of product categories.

  Aerobic Products

     The Company offers aerobic products, which are designed to promote cardiovascular fitness, under the HealthRider, Image, ProForm, Weslo and Lifestyler brand names.

     Cardio Family of Upright Rowers. The Company introduced its Cardio family of upright rowers under the Weslo brand in October 1994. The Cardio family of upright rowers exercises both the arms and legs while providing both an aerobic and anaerobic workout through variable resistance. Models retail at price points ranging from $99-$299.

     Motorized Treadmills. The Company is the leading domestic producer of motorized treadmills. Motorized treadmills allow users to run at speeds of up to 12 mph. The features offered by the Company's motorized treadmills include programmable speed and incline, electronic feedback on speed, elapsed time, distance traveled and calories burned, and cross-training upper body exercise functions. The Company recently introduced its line of Space Saver treadmills which fold vertically for easy storage. The retail price points of the motorized treadmills range from $199 to $2,000.

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

  Anaerobic Products

     Under the HealthRider, Image, ProForm, Weslo and Weider brand names, the Company offers anaerobic products, which are designed to develop muscle tone and strength.

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

     Weight Benches. The Company offers a range of weight benches to specialty fitness dealers through the Image brand and markets a complete line of weights and benches under the Weider brand name. Retail price points of these products range from $79 to $299.

     Abdominal Machines. The Company introduced its first abdominal machine in April 1996. This product is designed for isolation of the abdominal muscle groups. Retail prices of the Company's abdominal products range from $49 to $99.

  Other Products

     Recreational Sports Products. JumpKing, Inc. a subsidiary of the Company, manufactures and markets a trampoline line that includes both mini-trampolines for indoor home exercise use and full-sized trampolines for outdoor home recreational use. The mini-trampoline retails at approximately $25; full-sized trampolines have retail price points ranging from $239 to $399.

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

     Leisure Products. In the spring of 1997, the Company introduced a line of portable spas and rolling massage chairs.

Product Innovation and Development

     Product and design innovation has contributed significantly to the Company's growth. On an ongoing basis, the Company evaluates new product concepts and seeks to respond to the desires and needs of consumers by frequently introducing new products and repositioning existing products. The Company has 110 full-time employees in the research and development area, holds 92 patents and has 21 patent applications pending. The Company also holds 77 trademarks registered in the United States and 102 trademarks registered in foreign countries. The Company has pending 103 trademarks in the United States and 259 in foreign countries. The Company had research and development expenses of $5.2 million, $6.8 million and $7.6 million in fiscal 1995, 1996, and 1997, respectively, and has budgeted $8.4 million for research and development in fiscal 1998.

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

     This focus on new products and innovation enables the Company to begin selling early in a product's lifecycle and, as sales growth moderates, to extend product life cycles by introducing new features and repositioning products within the Company's line of brands (i.e., selling the product, with modifications, at a different price point). Recent examples of the Company's product developments are the introduction of the Space Saver treadmill, which folds vertically for easy storage, the development of the Cardio family of upright rowers, which significantly improved on upright rower designs first marketed by others, and the introduction of the Company's abdominal machines, which improved upon existing products manufactured by others by adding a fold for storage feature. The Company believes that its ability to take a product from concept to delivery quickly gives the Company significant advantages over its competitors.

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

Customers

     The Company's two largest customers for the past several years have been Sears and Sam's. In 1997, these customers accounted for approximately 29% and 8%, respectively, of the Company's total net sales. In fiscal 1996 and 1997, Sam's accounted for approximately 70% and 49%, respectively, of net sales at the Company's JumpKing's subsidiary. Although sales to Sears still account for a substantial portion of the Company's sales, the percentage of sales has decreased substantially in the past several years from approximately 68% in fiscal 1989. Nevertheless, the dollar amount of the Company's net sales to Sears has increased during this time period. Sears has distinguished the Company with several vendor awards for their commitment in providing quality and value to the American consumer.

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

Competition

     The markets for the Company's products are highly competitive. They are characterized by frequent introduction of new products, often accompanied by major advertising and promotional programs. The Company believes that the principal competitive factors affecting its business include price, quality, brand name recognition, product innovation and customer service.

     The Company competes in the U.S. with recreational and exercise activities offered by health clubs, as well as a number of domestic manufacturers, domestic direct importers, foreign companies exporting products to the U.S. and, in its direct sales efforts, with major retailers and distributors. Competitors in these areas include Precor Inc., CML Group Inc. (under the NordicTrack brand), LifeFitness Inc. and DP and Roadmaster, which are commonly owned. In Europe, the Company competes principally with Tunturi, Inc., and Kettler Int'l Inc., a number of Asian importers and some of its domestic competitors. The Company's products also indirectly compete with outdoor fitness, sporting goods and other recreational products. Competitors in these product areas include Huffy Corporation, Canstar Sports Inc. (a subsidiary of Nike Inc.), Reebok International, Ltd. and Rollerblade, Inc. Certain competitors are better capitalized than the Company and may have greater financial and other resources than those available to the Company. In addition, there are no significant technological, manufacturing or marketing barriers to entry into the fitness equipment or the exercise accessory markets, although many companies in the industry, including the Company, have sought and received numerous patents in an effort to protect their competitive position.

Pursuing Growth Opportunities

  The Company is seeking strategic acquisition opportunities which would complement its existing business and provide an opportunity for growth. The Company believes growth opportunities exist in its current domestic markets as well as in selected international markets. The North American fitness equipment market is significantly more developed than other markets around the world. However, in the first quarter of 1996, the Company began to directly market its products in the key European markets of the U.K., France, Italy and the Benelux countries and is attempting to increase its market penetration in these and other foreign countries. Prior to 1996, the Company had minimal foreign sales. Net sales from European markets in 1997 and 1996 were $45.4 million and $33.3
million, respectively.   In September of 1996, the Company reacquired
distribution rights granted to Weider Sports in connection with the Recapitalization subject to certain rights granted by Weider Sports to third parties. The Company also purchased certain assets of a Canadian manufacturing business affiliated with WHF (''CanCo''). Net sales from Canada from September 6, 1996 until May 31, 1997 were $6.9 million.

  In keeping with its strategy of pursuing growth opportunities, in August 1996, the Company through HealthRider Acquisition Corp.: (i) purchased substantially all the assets of HealthRider, Inc. for approximately $16.1 million and assumed (or refinanced) substantially all its liabilities; (ii) purchased certain related manufacturing assets of Parkway, including Parkway's contract to manufacture and supply upright rowers to HealthRider, Inc., for approximately $10.1 million; and (iii) purchased the minority interest of HealthRider, Inc.' s European subsidiary for approximately $1.4 million (of which $1.3 million was paid in cash and $.1 million was paid in inventory). The liabilities assumed or refinanced included capital lease obligations of approximately $19.4 million and revolving credit borrowings and other long term debt of approximately $9.3 million. The Company subsequently changed the name from HealthRider Acquisition Corp. to HealthRider Corp. ("HealthRider").

  HealthRider markets physical fitness and exercise equipment and other health-related products primarily through its own specialty retail stores and kiosks, through direct response advertising in print and on television and select retailers, e.g., Sears,, and through its mail order catalogs. At the end of fiscal 1997, HealthRider operated 114 stores compared to approximately 230 at the time of the Acquisition. This reduction in the number of stores is expected to significantly reduce HealthRider's costs and establish it with an overhead structure that is more efficient and flexible.

Manufacturing and Purchasing

  In fiscal 1997, the Company manufactured or assembled over 80% of its products at its facilities in Utah, Texas, Canada and Colorado. The balance of the Company's products were manufactured and assembled by third parties, principally in the Far East. The Company has long-standing supply relationships with a number of offshore Asian vendors, many of which have exclusive relationships in the fitness industry with the Company. The combination of internal manufacturing and assembly capacity and the Company's access to third-party vendors has helped the Company meet customer demand on a competitive basis. In addition, the third party vendors provides greater flexibility in manufacturing capacity to satisfy seasonal demands.

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

  The Company utilizes more than 1.4 million square feet for manufacturing, including a 300,000 square foot facility in Logan where the majority of the Company's treadmills are manufactured or assembled. In the past, the Logan facility has also manufactured stair steppers, exercise bikes and home gyms. The Company constructed its Logan plant in 1990 and equipped the facility with modern manufacturing and assembly features, including fully integrated metal fabrication, powder coat painting, robotic welding and injection molding equipment. The facility, like the Company's other manufacturing facilities, was designed to permit flexible and efficient changes in the products being manufactured to match customer demand. The Company recently expanded its manufacturing facility in Logan, Utah by approximately 40,000 square feet. In 1991, the Company began operating its Smithfield, Utah plant, which is smaller than but very similar to the Logan facility. In 1994, the Company began operating its Clearfield, Utah manufacturing facility. In addition to its facilities in Utah, the Company has manufacturing facilities in Texas and Colorado. The Company also had manufacturing facilities in Arizona as a result of the HealthRider Acquisition; however, these facilities have subsequently been closed.

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

Employees

  The Company currently employs approximately 5,400 people, 205 of whom are represented by a Canadian labor union. This increase from the 1996 average of 4,300 is due to the acquisition of HealthRider and ICON du Canada.
Factory employees are compensated through a targeted incentive system. Managerial employees receive bonuses tied to the achievement of performance targets. Approximately 110 employees are engaged in research and development, 665 in sales and marketing, 3,525 in manufacturing, 35 in purchasing and 1,065 in other areas.

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

Seasonality

  Historically, the Company has sold the majority of its products to its customers in its second and third fiscal quarters (i.e., from September through February). Increased sales and distribution typically have occurred in the Christmas retail season and the beginning of a new calendar year because of increased customer promotions, increased consumer purchases and seasonal changes that prompt people to exercise inside. The Company has in the past, from time to time, incurred net losses in the first and fourth quarters of its fiscal year. If actual sales for a quarter do not meet or exceed projected sales for that quarter, expenditures and inventory levels could be disproportionately high for such quarter and the Company's cash flow and earnings for that quarter and future quarters could be adversely affected. The timing of large orders from customers and the mix of products sold may also contribute to quarterly or other periodic fluctuations. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations--Seasonality."


ITEM 2.  PROPERTIES

   The location, square footage, status and primary use of the Company's principal properties are set forth below:


       Location             Footage               Status                Primary Uses
------------------------    -------       ----------------------        ---------------------------
Logan, UT                   300,000       Owned                         Manufacturing, Offices, R&D

Logan, UT                   192,411       Leased (Month to Month)       Offices, Manufacturing,
                                                                        Warehousing

Smithfield, UT               86,075       Leased (Expires 9/98)         Manufacturing

Clearfield, UT              220,000       Leased (Month to Month)       Manufacturing, Warehousing

Clearfield, UT              329,075       Leased (Expires 6/99          Manufacturing, Warehousing

Clearfield, UT              331,196       Leased  Expires 5/98,         Warehouse
                                          7/02,6/02)

Hyrum, UT                    27,000       Leased (Month to Month)       Warehouse

Garland, TX                 232,352       Leased (Expires 2/01)         Offices, Manufacturing,
                                                                        Warehousing

Dallas, TX                   40,000       Leased (Expires 9/97)         Warehousing

Weatherford, TX              22,000       Leased (Expires 1/98)         Offices, Manufacturing

Denver, CO                   61,000       Leased (Expires 4/99)         Manufacturing, Warehousing

South Brunswick, NJ         259,172       Leased (Expires 5/98)         Warehouse

South Brunswick, NJ          25,000       Leased (Month to Month)       Warehouse

Englewood, CO                10,000       Leased (Expires 6/99)         Sales Office

St. Jerome, QC              134,000       Leased (Month to Month)       Warehouse

St. Agathe                   80,000       Leased (Month to Month)       Warehouse

Logan, UT                    68,750       Leased (Expires 5/00)         Warehouse

Smithfield, UT              108,187       Leased (Expires 1/01)         Warehouse

Anzin, France                 8,097       Leased (Month to Month)       Warehouse, Offices, Apartment

Carrieres Sur Seine,          2,966       Leased (Expires 12/98)        Warehouse, Office

Neailly Sur Seine, France       262       Leased (Expires 9/98)         Apartment

Leeds, UK                     6,000       Leased (Expires 1/99)         Offices

Perugia, Italy                3,360       Leased (Expires 6/01)         Offices

Perugia, Italy                6,600       Leased (Month to Month)       Warehouse

Salt Lake City, UT*         312,275       Owned                         Offices


Marabel, QC                  46,000       Leased (Expires 6/00)         Warehouse

San Luis Obispo, CA           4,125       Leased (Expires 11/97)        Warehouse

Phoenix, AZ                  88,280       Leased (Month to Month)       Warehouse

Bois Braind, QC              12,000       Leased (Month to Month)       Warehouse

St. Jerome, QC               65,835       Owned                         Manufacturing, Offices

St. Jerome, QC               76,000       Leased (Expires 7/97)         Warehouse

St. Jerome, QC               61,852       Owned                         Manufacturing, Offices

Nibley, UT                   10,500       Leased (Month to Month)       Warehouse

* The Company is currently in the process of selling this property and expects to execute a sale in the near term.

The Company believes that its existing facilities are well maintained, in good operating condition and adequate for its expected level of operations. Although a number of the Company's facilities are rented on a month to month basis, the Company does not anticipate difficulty in maintaining access to facilities required for the conduct of its business.

ITEM 3. LEGAL PROCEEDINGS


Product Liability

Due to the nature of the Company's products, the Company is subject to product liability claims involving personal injuries allegedly related to the Company's products. The Company currently carries an occurrence-based product liability insurance policy. The policy provides coverage for the period from November 1, 1996 to October 1, 1998 of up to $25 million per occurrence and $25 million in the aggregate each for the period of November 1, 1996 through November 1, 1997 and November 1, 1997 through October 1, 1998. The current policy has a deductible on each claim of $250,000 for claims related to trampolines and $100,000 for claims related to all other products. The Company believes that its insurance is generally adequate to cover product liability claims. Previously, the Company maintained similar occurrence based policies with somewhat lower coverage limits and higher deductibles. Nevertheless, currently pending claims and any future claims are subject to the uncertainties related to litigation and the ultimate outcome of any such proceedings or claims cannot be predicted. Due to uncertainty with respect to the nature and extent of manufacturers' and distributors' liability for personal injuries, there is also no assurance that the product liability insurance of the Company is or will be adequate to cover such claims. In addition, there can be no assurance that the Company's insurers will be solvent when required to make payments on claims. Furthermore, there can be no assurance that insurance will remain available, or if available, that it will not be prohibitively expensive. The loss of insurance coverage or claims exceeding that coverage could have a material adverse effect on the Company's results of operations and financial condition.

Consumer Products Safety Commission Recall

  In cooperation with the Consumer Products Safety Commission (the "CPSC"), the Company recently recalled approximately 78,000 exercise machines sold under the brand name ProForm R-930 Spacesaver Riders. The machine is designed to close horizontally for easy storage. In several reported incidences, when the handle bar was pulled against the seat during use, the machine unexpectedly closed into the storage position. The unexpected closing into the storage position during use could result in injuries. Consumers have been advised to stop using the machine until the free repair kit has been installed. Resolution of this matter is not expected to have a material adverse effect on the Company.

Other

  The Company is party to a variety of non-product liability commercial suits involving contract claims and intellectual property claims. The Company believes that adverse resolution of these suits would not have a material adverse effect on the Company.

  The Company is also involved in several patent infringement claims, arising in the ordinary course of its business. The Company believes that the ultimate outcome of these matters will not have a material adverse effect on the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  ICON Health, IHF Holdings and ICON Fitness did not submit any matters during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.


                                  PART II

ITEM 5.  MARKET FOR THE REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

  As of August 29, 1997, ICON Health had 1,000 shares of common stock outstanding all of which were held by IHF Holdings, and IHF Holdings had 1,000 shares of common stock outstanding all of which were held by ICON Fitness. ICON Fitness had 100 shares of common stock outstanding all of which were held by IHF Capital. There is no established trading market for the common stock of ICON Health, IHF Holdings or ICON Fitness. ICON Health's ability to pay dividends is limited under an indenture dated as of November 14, 1994 between ICON Health and State Street Bank & Trust Co. ("State Street"), as trustee, and by ICON Health's Credit Agreement. IHF Holding's ability to pay dividends is limited under an indenture dated as of November 14, 1994 between IHF Holdings and State Street, as trustee. ICON Fitness' ability to pay dividends is limited under an indenture dated as of November 20, 1996 between ICON Fitness and State Street, as trustee.


ITEM 6.  SELECTED FINANCIAL DATA

  The selected financial data for the years ended May 31, 1993 and 1994 have been derived from the historical audited consolidated financial statements of ICON (formerly known as Weslo, Inc., and its wholly-owned subsidiaries, ProForm Fitness Products, Inc. and its wholly-owned subsidiaries, and American Physical Therapy, Inc.) and subsidiaries. The selected financial data for the years ended May 31, 1995, 1996 and 1997 have been derived from the historical audited consolidated financial statements of ICON Health, IHF Holdings and ICON Fitness. The selected financial data should be read in conjunction with Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the historical consolidated financial statements of ICON Health, IHF Holdings and ICON Fitness and the notes thereto contained elsewhere in this report.


                                                           For the Year Ended May 31,
                                         --------------------------------------------------------------------
                                                             (dollars in millions)
                                                             ICON     IHF       ICON      ICON       IHF
                                                             Health   Holdings  Fitness   Health     Holdings
                                         1993      1994      1995     1995      1995      1996       1996
                                         ----      ----      ----     ----      ----      ----       ----
Operating Data:
  Net sales ...........................  $314.9    $403.0    $530.8   $530.8    $530.8     $747.6     $747.6
  Cost of sales .......................   228.6     288.2     378.4    378.4     378.4      541.5      541.5
                                         ------    ------    ------   ------    ------     ------     ------
  Gross profit ........................    86.3     114.8     152.4    152.4     152.4      206.1      206.1
                                         ------    ------    ------   ------    ------     ------     ------
Operating expenses:
 Selling .............................     38.5      52.1      68.7     68.7      68.7       93.9       93.9
 Research and development ............      1.6       2.8       5.2      5.2       5.2        6.8        6.8
 General and administrative ..........     24.5      28.6      31.1     31.1      31.1       47.8       47.8
 Compensation expense
 attributable to options (2) .........       --        --      39.0     39.0      39.0        2.8        2.8

 Total operating expenses ............     64.6      83.5     144.0    144.0     144.0      151.3      151.3
                                         ------    ------    ------   ------    ------     ------     ------

 Income from operations ..............     21.7      31.3       8.4      8.4       8.4       54.8       54.8
 Interest expense ....................      5.5       6.2      17.3     21.5      21.5       27.9       36.7
 Dividends on cumulative redeemable
  preferred stock of subsidiary held by
  minority interest ..................       --        --        --       --       2.8         --         --
 Amortization of deferred
 financing fees  .....................       --        --       1.2      1.7       1.7        2.5        3.5
                                         ------    ------    ------   ------    ------     ------     ------

 Income before income taxes ..........     16.2      25.1     (10.1)   (14.8)    (17.6)      24.4       14.6
 Provision for (benefit from) income
  taxes ..............................      6.2       9.8      (3.6)    (4.7)     (4.7)      10.8        7.9
                                         ------    ------    ------   ------    ------     ------     ------

 Net income (loss) ...................   $ 10.0    $ 15.3      (6.5)   (10.1)    (12.9)      13.6        6.7
                                         ======    ======    ======   ======    ======     ======     ======

Balance Sheet Data (at end of period):
 Cash ................................   $  0.2    $  0.1    $  4.1   $  4.1      $4.1      $19.3      $19.3
 Working capital .....................     24.8      97.8     137.7    137.7     137.7      157.3      157.6
 Total assets ........................    151.7     184.7     281.9    290.2     290.2      306.5      316.7
 Total indebtedness(1) ...............     72.4      65.4     207.8    268.1     268.1      213.6      282.8
 Preferred stock of subsidiary (including
  accrued dividends) .................       --        --        --       --      42.8         --         --
 Cumulative redeemable preferred stock
 (including accrued dividends) .......       --        --        --     42.8        --         --       47.9
 Stockholders' equity ................     39.8      54.5     (14.8)  (109.6)   (109.6)       2.0     (104.8)

Other Data:
 Depreciation and amortization .......      3.4       4.0       6.9     11.6      11.6        9.9       19.7
 Capital expenditures ................      4.0       6.9       8.0      8.0       8.0       15.4       15.4



                                              For the Year Ended May 31,
                                        -------------------------------------
                                                (dollars in millions)
                                        ICON      ICON      IHF       ICON
                                        Fitness   Health    Holdings  Fitness
                                        1996      1997      1997      1997
                                        ----      ----      ----      ----
Operating Data:
   Net sales..........................  $747.6    $836.2    $836.2    $836.2
   Cost of sales .....................   541.5     583.8     583.8     583.8
   Amortization of step-up HealthRider
   and  ICON of Canada inventory .....      --      14.0      14.0      14.0
                                        ------    ------    ------    ------

   Gross profit.......................   206.1     238.4     238.4     238.4
                                        ------    ------    ------    ------
Operating expenses:
 Selling .............................    93.9     132.4     132.4     132.4
 Research and development ............     6.8       7.6       7.6       7.6
 General and administrative ..........    47.8      56.7      56.7      56.7
 Weider settlement ...................      --      16.6      16.6      16.6
 HealthRider integration costs .......      --       4.9       4.9       4.9
 Compensation expense
 attributable to options (2) .........     2.8        --        --        --

 Total operating expenses ............   151.3     218.2     218.2     218.2
                                        ------    ------    ------    ------

 Income from operations ..............    54.8      20.2      20.2      20.2
 Interest expense ....................    36.7      33.6      44.1      49.7
 Dividends on cumulative
 redeemable preferred stock of a
 subsidiary held by minority interest      5.1        --        --       2.1
 Amortization of deferred
 financing fees  .....................     3.5       3.0       4.2       4.6
 Other (income)/expense ..............      --       (.5)      (.5)      (.5)

 Income before income taxes ..........     9.5     (15.9)    (27.6)    (35.7)
 Provision for income taxes ..........     7.9      (4.0)     (7.2)     (9.2)
                                        ------    ------    ------    ------

 Net income (loss) ...................  $  1.6    $(11.9)   $(20.4)   $(26.5)
                                        ======    ======    ======    ======

Balance Sheet Data (at end of period):
 Cash ................................  $ 19.3     $ 5.6     $ 5.6     $ 5.6
 Working capital .....................   157.6     220.1     220.4     220.5
 Total assets ........................   316.7     456.9     468.7     474.8
 Total indebtedness(1) ...............   282.8     327.0     406.6     494.8
 Preferred stock of subsidiary
  (including accrued dividends) ......    47.9        --        --        --
 Cumulative redeemable preferred stock
 (including accrued dividends) .......      --        --        --        --
 Stockholders' equity ................  (104.8)    (10.7)    (78.1)   (160.2)

Other Data:
 Depreciation and amortization            19.7      16.6      28.2      34.3
 Capital expenditures ................    15.4      16.0      16.0      16.0

[FN]
(1) Total indebtedness is defined as current portion of long term debt plus long term debt.
(2) Consists of compensation expense attributable to the difference between the fair value of the underlying stock and the exercise price of related options granted to certain members of management.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following should be read in conjunction with the historical audited combined financial statements and the related notes thereto appearing elsewhere in this report. The Company's fiscal year ends on May 31 of the corresponding calendar year. For example, fiscal 1997 ended on May 31, 1997.

Overview

     The Company, is one of the largest manufacturers and marketers of fitness equipment in the United States and in the first quarter of 1996, commenced direct marketing of its products in Europe. The Company's fitness products are targeted to home use. The Company's sales grew from $202.4 million in 1991 to $836.2 million in 1997. The Company believes that during that period its growth rate exceeded the industry growth rate due to the Company's emphasis on product innovation through research and development, its broad distribution strategy and its flexible manufacturing capacity. While the Company's growth rate to date has been high, its annual percentage increase in domestic sales cannot be expected to continue at historical levels.

     Margins. The Company's sales and gross margins depend upon its success in innovating, developing and marketing new products. Products tend to generate higher gross margins earlier in the product life cycle (after production efficiencies have been realized following an initial start-up period), when there are fewer companies offering similar products, and tend to generate lower gross margins over time as competition increases.

     Direct Sales; European Operations. In 1992, the Company began selling products directly to the public through television infomercials and print media campaigns (i.e., direct marketing). Products sold through direct marketing are sold at retail prices, and therefore, at higher gross margins than products sold through the Company's other distribution channels. However, direct marketing sales have higher associated selling, advertising, distribution and other roll-out expenses. The Company is currently focusing principally on 30 and 60 second television advertisements designed to enhance both retail and direct response sales of its products as opposed to 30 minute infomercials. Notwithstanding the foregoing, the Company will continue to utilize direct response marketing with respect to HealthRider products.

     During the first quarter of 1996, the Company established its own sales operations in Europe. Prior to that, the Company's products were distributed in Europe primarily by third parties. In connection with the Weider Sports and CanCo Acquisitions, the Company began to directly market its products in Canada in September 1996. The Company's European and Canadian operations have been consolidated in the statement of operations for 1997 and the balance sheet at May 31, 1997. Certain of the Company's European operations are not currently profitable. There can be no assurance that the Company will be successful in selling its products in non-U.S. markets.

     Non-Recurring Items and Other One-Time Expenses. In 1997, the Company incurred (i) approximately $4.9 million of integration expenses in connection with the HealthRider Acquisition; (ii) one-time selling expenses related to the liquidation of certain HealthRider inventory at the time of acquisition of $6.4 million; (iii) a significant, non-recurring, non-cash increase in cost of goods sold of approximately $14.0 million (due to the fact that the Company's purchase accounting for the HealthRider Acquisition and the Weider Sports and CanCo Acquisitions included writing-up the book value of the acquired inventory to fair market value less estimated sales costs); (iv) approximately $16.6 million in settlement expenses related to the WHF Settlement; and (v) the tax benefit related to items (i) through (iv) of $15.9 million.

     In 1995, the Company incurred a $39.0 million compensation expense with respect to the exchange of management stock options in connection with the Recapitalization, including the redemption of the Redeemable Options at a price of $26.4 million and related tax payments of $.3 million. Such redemption resulted in a $26.7 million cash compensation expense for the period in which the redemption occurred. In 1995, the Company also recorded a $12.3 million non-cash compensation expense at the Recapitalization Closing as a result of the exchange of options to purchase capital stock of the Recapitalized Companies for $4.0 million of options to buy IHF Holdings Preferred Stock and $8.3 million of options to buy common stock of IHF Capital and the Company also recorded an offsetting tax benefit to account for the future tax benefit when options are exercised. In connection with the 1997 redemption of the options to buy IHF Holdings Preferred Stock, the Company realized a tax benefit related to the redemption price of such options of $3.7 million.

Results of Operations

     The following table sets forth certain financial data of the Company expressed as a percentage of net sales for fiscal 1995, 1996 and 1997.

                                                For the Year Ended May 31,

                                                 1995        1995        1995         1996
                                                 ICON        IHF         ICON         ICON
                                                 Health      Holdings    Fitness      Health
Net sales...................................     100.0%      100.0%      100.0%       100.0%
  Cost of sales ............................      71.3        71.3        71.3         72.4
                                                 -----       -----       -----        -----

    Gross profit............................      28.7        28.7        28.7         27.6
                                                 -----       -----       -----        -----
Operating expenses:
  Selling ..................................      12.9        12.9        12.9         12.6
  Research and development .................       1.0         1.0         1.0           .9
  General and administrative ...............       5.9         5.9         5.9          6.4
  Stock option compensation expense ........       7.3         7.3         7.3           .4
                                                 -----       -----       -----        -----

    Total operating expenses ..............       27.1        27.1        27.1         20.3
                                                 -----       -----       -----        -----

Income from operations......................       1.6         1.6         1.6          7.3
Interest expense and amortization
   of deferred financing fees...........           3.5         4.4         4.4          4.0
Dividends on cumulative
  redeemable preferred stock of a
  subsidiary held by minority interest .....        --          --         0.5           --

Income (loss) before income taxes...........      (1.9)       (2.8)       (3.3)         3.3
Provision (benefit) for income taxes......        ( .7)       ( .9)       (0.9)         1.5
                                                 -----       -----       -----        -----
Net income (loss)..........................       (1.2%)      (1.9%)      (2.4%)        1.8%
                                                 =====       =====       =====        =====



                                                    For the Year Ended May 31,
                                         -------------------------------------------------
                                         1996      1996       1997       1997      1997
                                         IHF       ICON       ICON       IHF       ICON
                                         Holdings  Fitness    Health     Holdings  Fitness
Net sales.............................   100.0%    100.0%     100.0%     100.0%    100.0%
Cost of sales.........................    72.4      72.4       69.8       69.8      69.8
Amortization of step-up of HealthRider
 and ICON of Canada Inventory.........      --        --        1.7        1.7       1.7

Gross profit..........................    27.6      27.6       28.5       28.5      28.5
                                         -----     -----      -----      -----     -----
Operating expenses:
  Selling ............................    12.6      12.6       15.8       15.8      15.8
  Research and development ...........     0.9       0.9        0.9        0.9       0.9
  General and administrative .........     6.4       6.4        6.8        6.8       6.8
  Weider settlement ..................      --        --        2.0        2.0       2.0
  HealthRider integration costs ......      --        --        0.6        0.6       0.6
  Stock option compensation expense ..     0.4       0.4         --         --        --
                                         -----     -----      -----      -----     -----

    Total operating expenses .........    20.3      20.3       26.1       26.1      26.1
                                         -----     -----      -----      -----     -----

Income from operations................     7.3       7.3        2.4        2.4       2.4
Interest expense and amortization
  of deferred financing fees..........     5.3       5.3        4.4        5.8       6.5
Dividends on cumulative
  redeemable preferred stock of a
  subsidiary held by minority interest      --       0.7         --         --        .3
Other (income) expense................      --        --        (.1)       (.1)      (.1)

Income (loss) before income taxes.....     2.0       1.3       (1.9)      (3.3)     (4.3)
Provision (benefit) for income taxes..     1.1       1.1       (0.5)      (0.9)     (1.1)
                                         -----     -----      -----      -----     -----

Net income (loss).....................     0.9%       .2%      (1.4%)     (2.4%)    (3.2%)
                                         =====     =====      =====      =====     =====

Year Ended May 31, 1997 Compared to the Year Ended May 31, 1996

  Net sales increased by $88.6 million, or 11.8%, from $747.6 million in 1996 to $836.2 million in 1997. The increase was primarily attributable to sales increases of $140.5 million of the Company's treadmill products and the sales from the HealthRider Acquisition. Treadmill sales were $452.9 million, or 54.2% of net sales in 1997 compared to $312.4 million, or 41.8% of net sales in 1996. During 1997, upright rower sales were $85.2 million or 10.2% of net sales compared to $259.1 million or 34.7% during 1996. The decline in upright rowers is due to a general softening of demand for that particular product category. European sales totaled $45.4 million in 1997 compared to $33.3 million in 1996.

  Gross profit for 1997 was $238.4 million, or 28.5% of net sales, compared to
$206.1 million, or 27.6% of net sales, for 1996.   The step-up of HealthRider
and ICON of Canada inventory increased cost of sales by $14.0 million in 1997. Without this charge, the gross profit would have increased to 30.2% due to gross margin improvements in the Company's line of treadmill products and higher gross margin on HealthRider brand products.

  Selling expenses were $132.4 million, or 15.8% of net sales, in 1997 compared to $93.9 million, or 12.6% of net sales, in 1996. The dollar increase in selling expenses resulted primarily from the initial inclusion of selling expenses at HealthRider of $42.9 million which includes $6.4 million of one-time expenses to dispose of upright rowers acquired in connection with the Acquisition. These one-time selling expenses will continue until discontinued products purchased in the HealthRider Acquisition are liquidated. The Company had no comparable expenses during fiscal 1996.

  Research and development expense was $7.6 million, or .9% of net sales, for 1997 compared to $6.8 million, or .9% of net sales, for 1996. This dollar increase is related to on-going development of both current and future product offerings.

  General and administrative expense totaled $56.7 million, or 6.8% of net sales, for 1997 compared to $47.9 million, or 6.4% of net sales, for 1996. HealthRider's general and administrative expenses totaled $4.9 million with no comparable expense during 1996. The increase in general and administrative expenses as a percentage of sales was primarily due to expansion and the higher costs associated with operating the Company's business.

  The Company recorded no compensation expense related to management stock options in 1997 compared to $2.8 million of such compensation expense in 1996.

  As a result of the foregoing factors, operating income decreased to $20.2 million, or 2.4% of net sales, in 1997, from operating income of $54.8 million, or 7.3% of net sales, in 1996. Operating income before inventory step-up, one time HealthRider selling expenses, HealthRider integration expenses and the expense of the Weider Settlement would have been $62.1 million, or 7.4% of net sales.

  Interest expense, including amortization of deferred financing fees, increased to $36.7 million for ICON Health, $48.3 million for IHF Holdings and $54.3 million for ICON Fitness in 1997 compared to $30.4 million for ICON Health, and $40.2 million for IHF Holdings and ICON Fitness for 1996. Interest expense has increased due to the Company'sgrowth and the high level of borrowing incurred in connection with the HealthRider Acquisition, the WHF Settlement, the Weider Sports and CanCo Acquisitions and the interest associated with the 14% Series A Senior Discount Notes of ICON Fitness issued in November 1996. In 1997, ICON Fitness recorded interest expense of
$2.1 million, compared to $5.1 million in 1996, related to dividends accruing on the preferred stock of IHF Holdings which was issued in connection with the Recapitalization and which was held by affiliates of the Company. The IHF Holdings preferred stock was redeemed with the proceeds of the 14% Series A Senior Secured Discount Notes.

  The income tax benefit  was $4.0 for ICON Health, $7.2 million for IHF
Holding and $9.2 million for ICON Fitness for 1997 compared with a tax provision of $10.8 million for ICON Health and $7.9 million for IHF Holdings and ICON Fitness for 1996. The effective tax rates for 1997 differ from those for 1996 as a result of the non-deductibility of the dividends on IHF Holdings preferred stock (ICON Fitness) and the fact that no income tax benefits were recognized in 1997 or 1996 for losses incurred in connection with the Company's European subsidiaries due to uncertainty regarding the subsidiaries' ability to generate future taxable income against which such losses can be applied.

  As a result of the foregoing factors, net losses were $12.0 million for ICON Health, $20.4 million for IHF Holdings and $26.5 million for ICON Fitness in 1997 compared to net income of $13.6 million for ICON Health, $6.7 million for IHF Holdings and $1.6 million for ICON Fitness in 1996.

Year Ended May 31, 1996 Compared to the Year Ended May 31, 1995

  Net sales increased by $216.8 million, or 40.8%, from $530.8 million in 1995 to $747.6 million in 1996. The increase was primarily attributable to sales increases of $121.0 million of the Company's Cardio family of upright rowers and increases of $56.8 million in treadmill sales. During 1996, upright rower sales were $259.1 million or 34.7% of net sales, and treadmill sales were $312.4 million, or 41.8% of net sales. Upright rower sales during the fourth quarter of 1996 declined to $30.3 million, compared to $67.7 million during the fourth quarter of 1995. European sales, which began during the first quarter of 1996, totaled $33.3 million.

  Gross profit for 1996 was $206.1 million, or 27.6% of net sales, compared to $152.5 million, or 28.7% of net sales, for 1995. Gross profit as a percentage of net sales declined due to an increased proportion of sales to retailers which generate a lower gross profit percentage than direct sales. Direct response sales decreased from 9% of total sales in 1995 to 3% of total sales in 1996.

   Selling expenses were $93.9 million, or 12.6% of net sales, in 1996 compared to $68.7 million, or 12.9% of net sales, in 1995. The dollar increase in selling expenses resulted primarily from increased variable selling expenses directly related to increased sales volume and from selling expenses of the European subsidiaries (which were not operating in 1995). In total, cooperative advertising and discount allowances increased from $14.1 million to $34.6 million, with promotional activity (i.e., cooperative advertising) with retailers increasing by $11.6 million and sales discounts to retailers, which are charged against sales, increasing by $8.9 million as a result of increased sales in the retail channel. In addition, warranty expenditures increased by $5.6 million in 1996 compared to 1995 and sales commissions also increased by $.7 million due to the increase in sales volume. Bad debt expense increased by $1.1 million to provide for potential write-offs associated with increased trade receivable balances.

  Research and development expense was $6.8 million, or .9% of net sales, for 1996 compared to $5.2 million, or 1.0% of net sales, for 1995. This dollar increase is related to on-going development of both current and future product offerings.

  General and administrative expense totaled $47.9 million, or 6.4% of net sales, for 1996 compared to $31.1 million, or 5.9% of net sales, for 1995. Legal expenses increased during 1996 by $3.5 million over the same period during the prior year. These legal expenses have resulted from certain patent defense actions, product liability claims and legal fees associated with the WHF Litigation. General and administrative expenses in 1996 for the European subsidiaries totaled $5.4 million. Expenditures under the Company's self-insured health plan increased by $.8 million. A $2.7 million management fee derived from monthly profits earned under management agreements for services provided to Weider Sporting Goods, Inc. (''WSG'') through November 14, 1995 was recorded in 1995 with no corresponding amount in 1996. This fee was recorded as an offset against general and administrative expense incurred on behalf of WSG and was nonrecurring. Following the Recapitalization, fees under the WSG agreement stopped. Other increases totaling $4.4 million have occurred following the Recapitalization to service the increase in sales. The major increases include: personnel cost, management fees paid to Bain Capital, increased management information systems expenditures, additional facility rental and other administrative expenses.

  Compensation related to management stock options resulted in an expense of $2.8 million in 1996 compared to $39.0 million of compensation expense in 1995.

  As a result of the foregoing factors, operating income increased to $54.8 million, or 7.3% of net sales, in 1996, from operating income of $8.4 million, or 1.6% of net sales, in 1995.

  Interest expense and amortization of deferred financing fees increased to $30.4 million for ICON Health and $40.2 million for IHF Holdings and ICON Fitness in 1996 compared to $18.6 million for ICON Health and $23.2 million for IHF Holdings and ICON Fitness for 1995. Interest expense increased due to the Company's high level of borrowing incurred in connection with the Recapitalization. Moreover, borrowings incurred in connection with the Recapitalization were outstanding for all of 1996, but were outstanding for only 197 days in 1995. In 1996, ICON Fitness recorded interest expense of $5.1 million, compared to $2.8 million in 1995, related to dividends accruing on IHF Holdings preferred stock issued in connection with the Recapitalization and which was held by affiliates of the Company. The IHF Holdings preferred stock was redeemed with the proceeds of the 14% Series A Senior Secured Discount Notes issued in November 1996.

  The income tax provision was $10.8 for ICON Health and $7.9 million for IHF Holdings and ICON Fitness for 1996 compared with a tax benefit of $3.6 million for ICON Health and $4.7 million for IHF Holdings and ICON Fitness for 1995. The effective tax rates for 1996 differ from those for 1995 as a result of the non-deductibility of the dividends on IHF Holdings preferred stock (ICON Fitness) and the fact that no income tax benefits were recognized in 1996 for losses incurred in connection with the Company's European subsidiaries due to uncertainty regarding the subsidiaries' ability to generate future taxable income against which such losses can be applied.

  As a result of the foregoing factors, net income increased to $13.6 million for ICON Health, $6.7 million for IHF Holdings, and $1.6 million for ICON Fitness in 1996 compared to net losses of $6.5 million for ICON Health, $10.1 million for IHF Holdings and $12.9 million for ICON Fitness for 1995.

Seasonality

  The following are the net sales and operating income of the Company by quarter for years 1997, 1996 and 1995:

                         First    Second        Third    Fourth
                         Quarter  Quarter       Quarter  Quarter
                         -------  -------       -------  -------
                                    (in millions)
Net Sales
  1997 .....             $125.8   $249.5        $248.7   $212.2
  1996 .....              124.8    228.5         240.9    153.4
  1995 .....               70.6    163.0         182.8    114.4
Operating Income
  1997 .....             $  2.0   $  1.2(2)     $  8.5   $  8.5
  1996 .....                6.4     20.0          25.4      3.0
  1995 .....                2.6    (22.9)(1)      22.9      5.8
Net Income (Loss)-ICON
Fitness
  1997 .....             $ (5.8)  $ (8.9)       $ (3.2)  $ (8.6)
  1996 .....               (3.4)     4.2           7.1     (6.3)
  1995 .....                 .9    (16.3)(1)       5.3     (2.8)

[FN]
(1) Includes $39.0 million in one-time compensation expense attributable to the exchange and partial redemption of management options.
(2)  Includes WHF Settlement expenses of $16.5 million.

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

Liquidity and Capital Resources

  In 1997, the Company used $37.7 million of cash from operating activities and had net borrowings of approximately $89.5 million under the Credit Agreement's revolving credit facility primarily to finance increases in accounts receivable. The Company used $16.0 million in cash for capital expenditures related to upgrades in plant and tooling, purchases of additional manufacturing equipment and building expansion and $6.3 million for repayments of long term debt. The Company used $25.8 million to acquire HealthRider and $11.1 million to acquire Weider Sports and CanCo. In addition, the effect of exchange rates decreased the Company's cash balances at May 31, 1997 by $1.0 million. As a result of the foregoing factors, the Company had a net decrease in cash of $13.8 million from May 31, 1996 to May 31, 1997.

  In 1996, the Company generated $24.5 million of cash from operating activities and had net borrowings of approximately $6.4 million under the Credit Agreement's revolving credit facility primarily to finance increases in accounts receivable. The Company used $15.4 million in cash for capital expenditures related to upgrades in plant and tooling, purchases of additional manufacturing equipment and building expansion and $.7 million for repayments of long term debt. In addition, the effect of exchange rates increased the Company's cash balances at May 31, 1996 by $.4 million. As a result of the foregoing factors, the Company had a net increase in cash of $15.2 million from May 31, 1995 to May 31, 1996.

  In 1995, the Company used $31.7 million of cash in operating activities primarily as a result of increases in working capital, particularly inventories, and other operating assets of $36.0 million. The Company made distributions of $166.7 million to its shareholders as part of the Recapitalization and used $58.2 million to make payments on long-term indebtedness. These uses of cash were financed primarily with the proceeds of long-term borrowing that totaled $195.0 million, net borrowings under the Credit Agreement of $66.4 million and net proceeds from the issuance of stock of $39.0 million. The Company also used $8.0 million in cash in 1995 for capital expenditures related to tooling and manufacturing equipment. During 1995, the Company had a net increase in cash of $4.0 million.

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

  At May 31, 1997, the Company had $178.8 million of revolving credit borrowings outstanding under the Credit Agreement. Advances under the Credit Agreement's revolving credit facility are subject to the amount of Eligible Accounts and Eligible Inventory (each as defined in the Credit Agreement) of the Company. The Company's ability to make revolving credit borrowings under the Credit Agreement expires on November 14, 1999. At May 31, 1997 the Company had $19.8 million of additional indebtedness available to be drawn on a revolving credit basis under the Credit Agreement. Seasonal borrowings have peaked and availability under the Credit Agreement is adequate to meet the Company's obligations in the near term. Revolving credit borrowings have primarily been used to increase inventory levels, to finance normal trade credit for customers, to make interest payments on debt issued in connection with the Recapitalization, to fund the HealthRider, Weider Sports and CanCo Acquisitions and to make capital expenditures. The Credit Agreement contains a number of covenants, all of which the Company's believes it was in compliance or has obtained waiver of as of the date hereof. The Company amended the Credit Agreement in August of 1996 to permit total borrowings of up to $310 million in order to meet the Company's longer term needs. There can be no assurance that the Company will be able to increase its available credit under the Credit Agreement. The Company believes that cash flow from operations and availability of revolving credit borrowings under the Credit Agreement will provide adequate funds for its working capital needs, planned capital expenditures and debt service obligations. The Company is highly leveraged, and its ability to fund its operations and make planned capital expenditures, to make scheduled payments and to refinance its indebtedness depends on its future operating performance and cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond its control.

  The Company's longer term liquidity needs include (a) required quarterly amortization payments on the term loans under the Credit Agreement, consisting of $1.0 million from March 31, 1997, $1.3 million from March 31, 1998 and greater amounts on or after March 31, 1999 and (b) payments of interest and principal on the Senior Subordinated Notes.

   On November 20, 1996, ICON Fitness issued 14% Series A Senior Discount Notes with a face value of $162,000,000. These Senior Discount Notes generated gross proceeds of $82.5 million. The Company used the net proceeds from the Senior Discount Notes to finance the purchase of some of the outstanding shares of common stock of IHF Capital, Inc. and warrants to purchase shares of such stock held by certain stockholders and the purchase of all of the outstanding shares of preferred stock of IHF Holdings and options to purchase shares of such stock. Interest on the Notes will begin accruing on November 15, 2001 and will be payable semi-annually on each May 15 and November 15, commencing May 15, 2002. The principal and accrued interest on the Senior Discount Notes will be due on November 15, 2007.

  The Company made capital expenditures of approximately $16.0 million during fiscal 1997 and expects to make capital expenditures of approximately $14.9 million in 1998. Such expenditures are primarily for expansion of physical plant, purchases of additional or replacement manufacturing equipment and revisions and upgrades in plant tooling. The Company also made research and development expenditures in 1997 of approximately $7.6 million, and expects to make research and development expenditures of approximately $8.4 million in 1998.

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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                        Index to Consolidated Financial Statements
                                    and Schedules

                                                   Page

     Report of Independent Accountants of Price
     Waterhouse LLP                                 43

     Consolidated Financial Statements:

     Consolidated Balance Sheets, May 31, 1997
     and 1996                                       44

     Consolidated Statements of Income for the
     Years Ended May 31, 1997, 1996 and 1995        45

     Consolidated Statements of Stockholders'
     Equity (Deficit) for the Years Ended
     May 31, 1997, 1996 and 1995                    46

     Consolidated Statements of Cash Flows for
     the Years Ended May 31, 1997, 1996 and 1995    49

     Notes to Consolidated Financial Statements     51

     Financial Statement Schedules:

     Schedule VIII - Valuation Accounts for the
     Three Years Ended May 31, 1997                 74



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                           Part III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS


                           MANAGEMENT

Directors and Executive Officers

  The directors and executive officers of the Company, and their ages, are as follows:


          Name             Age                       Position
  -------------------      ---      ----------------------------------------------
  Scott R. Watterson      42       Chairman of the Board and Chief Executive
                                   Officer

  Gary E. Stevenson       42       President, Chief Operating Officer and Director


  Robert C. Gay           45       Vice Chairman of the Board


  Ronald P. Mika          36       Director


  Geoffrey S. Rehnert     39       Director


  S. Fred Beck            39       Chief Financial and Accounting Officer, Vice
                                   President and Treasurer


  Lynn C. Brenchley       51       Vice President, Business Development


  David J. Watterson      38       Vice President, Marketing and Research and
                                   Development


  Jon M. White            49       Vice President, Manufacturing


  William T. Dalebout     49       Vice President, Design


  Brad H. Bearnson        43       General Counsel and Secretary



  Scott R. Watterson.   Mr. Watterson has served as President and Chief
Executive Officer of Weslo since he co-founded Weslo in 1977 and has served as President and Chief Executive Officer of ProForm since 1988. Effective as of the Recapitalization Closing, Mr. Watterson became Chairman of the Board and Chief Executive Officer of the Company. Mr. Watterson is a director of American Pad and Paper Company. David Watterson is Mr. Watterson's brother.

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

  Ronald P. Mika.   Mr. Mika became a Director of the Company effective as of
the Recapitalization Closing. Mr. Mika has been a Managing Director of Bain Capital since December 1996, and prior to that he was a Principal of Bain Capital from December 1992 through November 1996 and an associate of Bain Capital from August 1989 through November 1992.

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

  Lynn C. Brenchley.   Mr. Brenchley currently serves as President of
HealthRider Corp. Mr. Brenchley has served as Vice President of Business Development of Weslo since 1990 and has continued in that position with the Company since the Recapitalization Closing. Prior to 1990, he was Vice President and General Manager of Thorn Apple Valley, a meat processor.

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


ITEM 11.  EXECUTIVE COMPENSATION

  The following table sets forth information concerning the compensation for 1997, 1996 and 1995 for Mr. Scott Watterson and the Company's other four most highly compensated executive officers (collectively, the ''Named Executive Officers''):

                                                     SUMMARY COMPENSATION TABLE
                                                                                 Long-term          All Other
                                                                                 Compensation       Compensation
     Name and Principal Position                    Annual Compensation          Options(#)(1)      ($)(2)
--------------------------------------       ---------------------------------   -------------      ------
                                             Year      Salary ($)    Bonus ($)
                                             ----      ----------    ---------
Scott R. Watterson(3)                        1997      450,000       1,047,384         --               2,250
 Chairman of the Board and Chief             1996      450,000         690,660    469,988(4)(5)        22,791(6)
 Executive Officer                           1995      325,000          423,70    447,279           2,402,060(7)

Gary E. Stevenson(3)                         1997      400,000       1,047,384         --               2,250
 President and Chief Operating Officer       1996      400,000         690,660    375,251(4)(8)        22,952(6)
                                             1995      300,000         423,704    368,014           1,901,400(7)

S. Fred Beck                                 1997      178,920         144,533         --              79,506(12)
 Chief Financial and Accounting Officer      1996      168,000         149,000     62,285(9)(10)        1,578
 Vice President and Treasurer                1995      160,000         105,926     52,843               2,981

David J. Watterson                           1997      218,325         144,533         --             178,696(12)
 Vice President, Marketing and Research      1996      205,000         149,000     62,285(9)(10)        1,547
 and Development                             1995      195,000         105,926     52,843               2,450

Richard Hebert                               1997      388,043(11)          --         --               9,440
 General Manager, ICON DuCanada, Inc.

[FN]
(1)  Options to purchase shares of IHF Capital's Class A Common Stock.
(2) Includes amounts contributed by the Company for the benefit of the named executive officers under the Company's 401(k) Plan.
(3) The table does not reflect the consulting fees that Scott Watterson and Gary Stevenson received from CanCo equal to an aggregate of 14% of its pre-tax earnings up to the time that the Company acquired CanCo's assets.
(4) Includes options for 90,588 shares of Class A Common Stock granted in connection with the Recapitalization at an exercise price of $30.87 per share, which was substantially above market value. In March 1996 the exercise price of these options was reset to $8.92 per share, which was the then current fair market value of the Class A Common Stock.
(5) Includes options to purchase 341,053 shares of Class A Common Stock at $5.80 per share which were granted in May 1996 when the then current fair market value of such stock was $8.92 per share.
(6) Includes $19,722 and $19,802 paid on behalf of Scott Watterson and Gary Stevenson, respectively, for legal fees and expenses.
(7) Includes $2.3 million and $1.8 million received by Scott Watterson and Gary Stevenson, respectively, in connection with a four-year agreement to not compete with the Company in certain specified businesses and also includes $99,500 paid to each of Scott Watterson and Gary Stevenson by the Company as reimbursement for legal fees and expenses incurred by them in connection with the Recapitalization.
(8) Includes options to purchase 246,316 shares of Class A Common Stock at $5.80 per share which were granted in May 1996 when the then current fair market value of such stock was $8.92 per share.
(9) Includes options for 7,549 shares of Class A Common Stock granted in connection with the Recapitalization at an exercise price of $30.87 per share, which was substantially above market value. In September 1995 the exercise price of these options was reset to $5.80 per share, which was the
10K1997-.X2A                 -70-
     then current fair market value of the Class A Common Stock.
(10) Includes options to purchase 54,736 shares of Class A Common Stock at $5.80 per share which were granted in May 1996 when the then current fair market value of such stock was $8.92 per share.
(11) Represents Mr. Hebert's salary from September 6, 1996, the date of the ICON of Canada acquisition, to May 31, 1997.
(12) Includes forgiveness by Company of $60,000 loan to Mr. Beck and Mr. David Watterson.

   The following table sets forth information as of May 31, 1997, concerning options of IHF Capital exercised by each of the named executive officers in 1997 and year end option values:


                                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                       AND FISCAL YEAR END OPTION VALUES(1)



                                                                                    Value of Unexercised
                                                                                        In-the-Money
                                                                                         Options at
                                                        Number of Unexercised           May 31, 1997
                                                     Options at May 31, 1997 (#)           ($)(2)
                   Shares Acquired      Value                                           Exercisable/
                   on Exercise (#)  Realized ($)(2)   Exercisable/Unexercisable         Unexercisable
                   ---------------  --------------- ------------------------------  ---------------------
                      Class A         Class A        Class A         Class L        Class A      Class L
                      Common          Common         Common          Common         Common       Common
Name                  Stock           Stock          Stock           Stock          Stock        Stock
Scott Watterson            --              --        469,988/0(3)    48,620/0     3,118,404/0    4,278,725/0

Gary Stevenson             --              --        375,251/0(3)    37,816/0     2,533,877/0    3,327,936/0

S. Fred Beck           15,098         179,213      54,736/22,647         --     337,721/225,791         --

David J. Watterson     30,196         358,426      54,736/22,647         --     337,721/225,791         --

Richard Hebert             --              --             --             --               --            --

[FN]
(1) This table includes options issued in connection with the Recapitalization in exchange for previously outstanding options to purchase stock of the Recapitalized Companies.
(2) As of May 31, 1997 there was no market for the common stock of IHF Capital. For purposes of the calculations in this table, the fair value of one share of IHF Capital's Class A Common Stock was assumed to be $11.97 and the fair value of one share of its Class L Common Stock was assumed to be $91.94. These values are based upon the price paid to Weider in November of 1996. There have been no other arm's-length sales of the Common Stock of IHF Capital since November of 1996.
(3) The options held by Messrs. Watterson and Stevenson include options for 366,784 and 285,276 shares, respectively, of Class A Common Stock granted pursuant to the Recapitalization.

1994 Stock Option Plan

  In November 1994 the Company adopted the IHF Capital, Inc. 1994 Stock Option Plan, as amended (the ''1994 Stock Option Plan'') which provided for the grant to certain eligible employees of either incentive stock options, nonstatutory options or both. No employee was entitled to grants of options in excess of 700,000 shares. A total of 2,110,207 shares of Class A Common Stock were reserved for issuance under the 1994 Stock Option Plan, which is administered by the Board of Directors or a committee thereof, of which 765,159 shares have been issued or cancelled and 1,345,048 represent outstanding stock options as of May 31, 1997.

1996 Stock Option Plan

   In August 1996, the Company adopted the 1996 Stock Option Plan (the "1996 Stock Option Plan") which provides for the grant to directors and certain eligible employees of the Company either incentive stock options, non-qualified options or both. The 1996 Stock Option Plan satisfies the requirements of Rule 16b-3 under the 1934 Act. Subject to adjustment for stock splits and similar events, a total of 2,070,000 shares of Class A Common Stock has been authorized for issuance under the 1996 Stock Option Plan, which is administered by the Board of Directors. Through May 31, 1997, no options have been granted under the 1996 plan; however, at May 31, 1997 the Company had committed to grant options to purchase 30,636 shares of Class A Common Stock at the fair market value on the date of grant.

Committee Interlocks and Insider Participation

  The Company did not maintain a compensation committee during 1997. Messrs. Scott Watterson's and Stevenson's 1997 compensation was determined prior to the Recapitalization pursuant to employment contracts that had been in place since 1989 and after the Recapitalization pursuant to the newly entered into employment agreements described below. Messrs. Watterson and Stevenson participated in the deliberations concerning the compensation of other officers, and Mr. Beck participated in the deliberations concerning the compensation of officers other than himself and Messrs. Watterson and Stevenson. See Item 13 ''Certain Relationships and Related Transactions.''

Compensation of Directors

  The Company's directors did not receive any compensation for serving on its Board of Directors in 1996, and are not entitled to receive compensation in connection with their current service. Directors are reimbursed for their out-of-pocket expenses incurred in connection with their service as directors. The Company also maintains liability insurance policies for the Company's directors. See Item 13 ''Certain Relationships and Related Transactions --Management Fees.''

Employment Agreements

     Concurrent with the Recapitalization Closing, Scott Watterson and Gary Stevenson entered into five-year employment agreements with the Company. The Company and Messrs. Watterson and Stevenson executed amendments to the employment agreements dated September 6, 1996 (as amended, the "Employment Agreements"). The Employment Agreements provide for the employment of Mr. Watterson as Chairman and Chief Executive Officer with a base salary as of June 1, 1995 of $450,000 and Mr. Stevenson as President and Chief Operating Officer with a base salary of $400,000. These agreements also provide for their respective levels of participation in the management stock option and deferred compensation plans, to the extent such plans are established. In every other material respect, the contracts are substantially identical.

     Under the Employment Agreements, the executive's salary may be adjusted upwards at the discretion of the Board of Directors, and the executive is entitled to the use and cost of operation of a car of his choice and to participate in the life, welfare and health insurance plans and other fringe benefit programs made available by the Company to its senior executive officers (including such deferred compensation plans as may be established by the Board of Directors for such executives). Each executive is also entitled to participate in a bonus program providing for a bonus equal to a percentage of pre-interest (excluding revolving credit interest), pre-tax, pre-bonus consolidated profits of the Company not taking into account certain changes in depreciation, amortization, or certain other changes due to the Recapitalization, which percentage shall equal 1.3% for 1996, 1.4% for 1997 and thereafter a percentage established by the Board of Directors which cannot be less than 1.4%; provided, however, no bonus will be paid unless the Company's pre-interest (excluding revolving credit interest), pre-tax, pre-bonus consolidated profits exceed a level to be set by the Board of Directors based on budgets prepared by management for periods after 1995 and which level for 1995 and 1996 is 3% of net sales. The Employment Agreements also provided for a one time bonus in fiscal 1997 of $700,000 which was divided between Messrs. Waterson and Stevenson.

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

Certain Benefits of Recapitalization to Senior Management

  As a part of the Recapitalization, Mr. Scott Watterson and Mr. Gary Stevenson received in exchange for their options to purchase Capital Stock of Weslo and
ProForm: (i) the Redeemable Options, which IHF Capital redeemed after the Closing for $14.83 million in the case of Mr. Watterson and $11.53 million in the case of Mr. Stevenson; (ii) options to purchase an additional 486,199 shares of Class A Common Stock (which have since been exercised) and 48,620 shares of Class L Common Stock of IHF Capital in the case of Mr. Watterson and 378,155 shares of Class A Common Stock (which have since been exercised) and 37,815 shares of Class L Common Stock of IHF Capital in the case of Mr. Stevenson at an exercise price of $0.00397 per share of Class A Common Stock and $3.93482 per share of Class L Common Stock; (iii) options to purchase 585.8 shares of Series A-2 IHF Holdings Preferred Stock (which have since been repurchased by the Company) in the case of Mr. Watterson and 455.6 shares of Series A-2 IHF Holdings Preferred Stock (which have since been repurchased by the Company) in the case of Mr. Stevenson, with each such share of Series A-2 IHF Holdings Preferred Stock having a liquidation preference as of the Closing of the Recapitalization of $4,000 per share and each such option having an exercise price of $158.98 per share; and (iv) Warrants to purchase 25,478 shares of Class A Common Stock of IHF Capital in the case of Mr. Watterson and Warrants to purchase 19,816 shares of Class A Common Stock of IHF Capital in the case of Mr. Stevenson, with each Warrant having been exercised at a strike price of $.10 per share. The per share price of Class A Common Stock being paid in the Recapitalization was $0.10, and the per share price of Class L Common Stock being paid in the Recapitalization was $99.00. See Item 12 "Security Ownership of Certain Beneficial Owners and Management." Messrs. Watterson and Stevenson also received employee stock options. The Company reimbursed $199,000 of Messrs. Watterson's and Stevenson's legal fees and expenses in connection with the Recapitalization and will maintain certain directors' and officers' liability insurance policies for the benefit of Messrs. Watterson and Stevenson and the Company's other directors and officers. Messrs. Watterson and Stevenson also entered into four-year agreements not to compete with the Company in certain specified businesses for which they received $2.3 million and $1.8 million, respectively. Messrs. Watterson and Stevenson also received a consulting fee from CanCo equal to an aggregate of 14% of its pretax earnings from the date of the Recapitalization through September 6, 1996, the date of the CanCo Acquisition. Prior to the Recapitalization, Messrs. Watterson and Stevenson owned a 14% aggregate equity interest in CanCo. Messrs. Watterson and Stevenson also entered into the employment agreements with ICON Health described above under "Employment Agreements."

  In the Recapitalization, each of Messrs. Beck, David Watterson, White and Dalebout received, in exchange for his common stock in certain of the Recapitalized Companies, 63,400 shares of Class A Common Stock and 6,340 shares of Class L Common Stock of IHF Capital. Each of Messrs. Beck and David Watterson also purchased 11,700 shares of Class A Common Stock and 1,170 shares of Class L Common Stock, with the proceeds of loans from IHF Capital in the amount of $116,987.13 and the par value in cash. Each of Messrs. White and Dalebout purchased 7,750 shares of Class A Common Stock and 775 shares of Class L Common Stock, with the proceeds of a loan from IHF Capital in the amount of $77,491.48 and the par value in cash. The Company received from each of Messrs. Beck, David Watterson, White and Dalebout an option to purchase certain of the IHF Capital shares held by these individuals. IHF Capital exercised these options in January of 1995. Upon exercise, IHF Capital received from Mr. Beck 45,950 shares of its Class A Common Stock and 4,595 shares of its Class L Common Stock in exchange for $459,500; from Mr. Watterson 45,100 shares of its Class A Common Stock and 4,510 shares of its Class L Common Stock in exchange for $451,000; and from each of Messrs. White and Dalebout 44,900 shares of its Class A Common Stock and 4,490 shares of its Class L Common Stock in exchange for $449,000. Other members of management purchased an aggregate of 82,800 shares of Class A Common Stock and 8,280 shares of Class L Common Stock, for an aggregate purchase price of $828,000, $560,000 of which was payable by these members of senior management in cash, and the balance with the proceeds of loans from IHF Capital. All members of the Company's senior management will also participate in IHF Capital's employee stock option arrangements.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  IHF Capital owns all of the outstanding common stock of ICON Fitness. The following table and notes thereto set forth certain information with respect to the beneficial ownership of IHF Capital's outstanding shares of common stock as of August 29, 1997 by (i) each person known to IHF Capital to beneficially own more than 5% of the outstanding shares of common stock of IHF Capital, and (ii) each director and executive officer of IHF Capital individually and (iii) all directors and executive officers of IHF Capital as a group.

                                                    Common Stock Beneficially Owned (1)(2)
                                            ----------------------------------------------------
                                              Class L Common Stock        Class A Common Stock
                                            ------------------------    ------------------------
                                                          Percent of                  Percent of
                                           Number of     Outstanding    Number of    Outstanding
                                             Shares         Shares        Shares      Shares (3)
Names
Scott R. Watterson+(3)(4)                  248,620       37.3%          3,338,956    40.55%
  c/o ICON Health & Fitness, Inc.
  1500 South 1000 West
  Logan, Utah 84321

Gary E. Stevenson+(4)(5)                   237,816       36.30          3,050,618    37.49
  c/o ICON Health & Fitness, Inc.
  1500 South 1000 West
  Logan, Utah 84321

S. Fred Beck(4)(6)                         202,915       32.87          2,098,984    26.85
  c/o ICON Health & Fitness, Inc.
  1500 South 1000 West
  Logan, Utah 84321

David S. Watterson(4)(7)                   203,000       32.88          2,084,736    26.67
  c/o ICON Health & Fitness, Inc.
  1500 South 1000 West
  Logan, Utah 84321

Jon M. White(4)(8)                         202,625       32.82          2,069,152    26.55
  c/o ICON Health & Fitness, Inc.
  1500 South 1000 West
  Logan, Utah 84321

Robert C. Gay+(4)(9)                       559,305       90.60          5,593,050    72.06
  c/o Bain Capital, Inc.
  Two Copley Place, 7th Floor
  Boston, Massachusetts  02116

Ronald P. Mika+(4)(9)                      559,305       90.60          5,593,050    72.06
  c/o Bain Capital, Inc.
  Two Copley Place, 7th Floor
  Boston, Massachusetts 02116

Geoffrey S. Rehnert+(4)(9)                 559,305       90.60           5,593,050   72.06
  c/o Bain Capital, Inc.
  Two Copley Place, 7th Floor
  Boston, Massachusetts 02116

The Bain Funds (4)(9)                      559,305       90.60           5,593,050   72.06
  c/o Bain Capital, Inc.
  Two Copley Place, 7th Floor
  Boston, Massachusetts 02116

ICON Fitness Corporation                   200,000        32.4           2,000,000   25.77
 Logan, Utah 84321

All directors and executive officers as
  a group (10 persons)(4)                  654,280       92.99           8,234,896   94.12

[FN]
* Less than one percent.
+ Director of IHF Capital.

(1) The Common Stock of IHF Capital consists of two classes of shares, par value $.01 per share: Class L Common Stock ("Class L") and Class A Common Stock ("Class A"). There are 1.3 million authorized shares of Class L and 16 million authorized shares of Class A. At April 9, 1997 617,350 shares of Class L and 7,761,804.43 shares of Class A were issued and outstanding. Upon a liquidation of IHF Capital, the Class L are entitled to a pro rata preference, before anything is paid on the Class A, equal to $99 per share (the price at which such shares were issued in the Recapitalization) plus an amount equal to the non-liquidating distributions to which the holders of such shares would otherwise be entitled. After such preference has been paid to holders of Class L, holders of the Class A receive $0.10 per share (the price at which such shares were issued in the Recapitalization), and thereafter holders of the Class A and Class L shares share in any remaining amounts to be distributed based on the number of shares of Class A which would be held by each shareholder as of the applicable record date upon the conversion of all shares of Class L into shares of Class A. In the event of distributions, other than those made in connection with a liquidation of IHF Capital, holders of Class L are entitled to first priority with respect to distributions up to an amount which would generate an internal rate of return on $99 of 10% per year, compounded quarterly beginning as of the Closing. After such preference has been satisfied, holders of Class A and Class L shares share in any remaining amounts based on the number of shares of Class A which would be held by each shareholder as of the applicable record date upon the conversion of all shares of Class L into shares of Class A. Upon a public offering of shares of Class A, each share of Class L is convertible at the option of IHF Capital into a number of shares of Class A equal to (a) 1.0(subject to certain adjustments), plus (b) the quotient obtained by dividing (x) $99 plus an amount sufficient to generate an internal rate of return on $99 of 10% per year, compounded quarterly (adjusted downwards to reflect any distributions actually made to holders of Class L shares between the date of the Closing and the date of the calculation), by (y) the price per share received by IHF Capital for its Class A issued in the public offering. The Class L and Class A vote together as a single class on all matters, with each share of Class L entitled to a number of votes equal to the number of shares of Class A which would then be received upon conversion of a share of Class L (assuming a public offering at a price per share equal to (a) prior to a public offering, the greater of $0.10 or net book value and (b) after a public offering, an average of recent market prices). The holders of Class L and Class A are not entitled to cumulate their votes in the election of directors, which means that holders of more than half the voting power of the outstanding Class L and Class A can elect all the directors of IHF Capital.
(2) Except as otherwise indicated, (i) the named owner has sole voting and investment power with respect to the shares set forth and (ii) the figures in this table are calculated in accordance with Rule 13d-3, as amended, under the Exchange Act. The table includes the ICON Unit Warrants and the IHF Holdings Unit Warrants (which have an exercise price, subject to adjustment, of $.01 per share) even though such Warrants are not currently exercisable. All current shareholders and warrantholders of IHF Capital are parties to a Stockholders Agreement pursuant to which certain holders affiliated with management of IHF Capital are entitled to elect two directors, certain holders affiliated with WHF are entitled to elect two directors and Bain Capital Fund IV, L.P., Bain Capital Fund IV-B, L.P., BCIP Associates and BCIP Trust Associates, L.P. (collectively, the "Bain Funds") are entitled to fix the number of directors and to elect all remaining directors. In addition, the Bain Funds are entitled to direct how these other shareholders will cast their votes with respect to certain matters, including a public offering of IHF Capital or the disposition of its assets. The Stockholders Agreement also provides for certain "drag-along", "tag-along" and registration rights. The shares reported in this table as owned by a shareholder do not include the shares over which such shareholder has the right to direct the vote pursuant to such Stockholders Agreement.
(3) Includes 48,620 shares of Class L Common Stock and 469,988 shares of Class A Common Stock subject to purchase upon exercise of options that are exercisable within 60 days after August 28, 1997.
(4) Includes the shares owned by ICON of which the named shareholder is deemed the beneficial owner by virtue of being a director, an executive officer, or a controlling shareholder of ICON's parent, IHF Capital.
(5) Includes 37,816 shares of Class L Common Stock and 375,251 shares of Class A Common Stock subject to purchase upon exercise of options that are exercisable within 60 days after August 28, 1997.
(6) Includes 54,736 shares of Class A Common Stock subject to purchase upon exercise of options that are exercisable within 60 days after April 9, 1997. Excludes 37,745 shares of Class A Common Stock subject to purchase upon exercise of options that are not exercisable within 60 days after August 28, 1997.
(7) Includes 54,736 shares of Class A Common Stock subject to purchase upon exercise of options that are exercisable within 60 days after April 9, 1997. Excludes 52,843 shares of Class A Common Stock subject to purchase upon exercise of options that are not exercisable within 60 days after August 28, 1997.
(8) Includes 32,837 shares of Class A Common Stock subject to purchase upon exercise of options that are exercisable within 60 days after April 9, 1997. Excludes 25,163 shares of Class A Common Stock subject to purchase upon exercise of options that are not exercisable within 60 days after August 28, 1997.
(9) Includes the shares owned by each of the Bain Funds, of which the named shareholder is deemed the beneficial owner by virtue of being a general partner or principal, or a general partner or a principal of the general partner, of such Bain Fund.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The following summary, although subject to, and qualified in its entirety by reference to, the agreements summarized below, including the definitions therein of certain terms, is complete in all material respects. A number of these agreements were amended in connection with the WHF Settlement.

Master Transaction Agreement. The original shareholders, the option holders of the Recapitalized Companies and the Company were parties to a First Amended and Restated Master Transaction Agreement, dated as of October 12, 1994 (the "Master Transaction Agreement"), providing for certain of the transactions constituting the Recapitalization. Pursuant to the Master Transaction Agreement, among other things, the original shareholders and the option holders of the Recapitalized Companies made certain representations and warranties regarding themselves and the Recapitalized Companies and provided certain indemnities in favor of the Company, and the Company made certain representations and warranties regarding itself and provided certain indemnities in favor of the original shareholders and the option holders of the Recapitalized Companies, subject in the case of such indemnities to certain limitations as to time and amount. The Master Transaction Agreement identifies certain consents of third parties that were required to consummate the Recapitalization. The Company believes that one required consent was not obtained, but that the lack of such consent has not had and will not have a material adverse effect on its financial condition and results of operation.

Weider Brand Name. Concurrent with the closing of the Recapitalization, the Company obtained from Weider Sports, WHF, WSG and Weider Europe certain rights to use the Weider name pursuant to two separate exclusive license agreements. Pursuant to the first such license agreement between the Company and Weider Sports (the "Weider Sports License"), Weider Sports granted the Company the exclusive worldwide right and license to use the "Weider" trademark and certain other trademark rights owned by or licensed to Weider Sports in Canada (the "Canadian Trademark Rights") to identify certain fitness and exercise equipment and non-ingestive sports medicine products other than "soft goods" (the "Licensed Products") and certain services related thereto (the "Licensed Services"). Pursuant to the second such license agreement (the "WHF License") by and among the Company as licensee, and WSG, WHF, and Weider Europe as licensors (collectively, the "Licensor"), the Licensor granted the Company the exclusive worldwide right and license to use the "Weider" trademark and certain other trademark rights owned by or licensed to the Licensor in all areas of the world other than Canada (the "U.S. and Other Trademark Rights") to identify Licensed Products and Licensed Services. Under the WHF License, the Licensor has represented and warranted, among other things, that it is the owner or licensee of such trademark rights in the United States, Mexico, the United Kingdom, France, Germany, the Benelux countries, Italy, Austria and Switzerland. Weider Sports pursuant to the Weider Sports License, and WHF, WSG and Weider Europe pursuant to the WHF License, retain the ownership of and right to exploit the Canadian Trademark Rights and the U.S. and Other Trademark Rights, respectively, throughout the world to identify all present or future products other than the Licensed Products and services other than Licensed Services. Under the Weider Sports License, the Company paid a $5 million license fee at the Recapitalization Closing and has a perpetual, fully paid-up license with respect to the Canadian Trademark Rights. Under the WHF License, the Company was required to pay a royalty with respect to the U.S. and Other Trademark Rights equal to 2% of sales of Licensed Products sold thereunder until such time as the Company has paid an aggregate royalty with respect to such U.S. and Other Trademark Rights equal to $12 million plus an interest factor accruing on the unpaid portion of the royalty at a per annum rate of 10%. In connection with the WHF Settlement, the Company prepaid this royalty in full on September 6, 1996.

Purchase Option. Under the CanCo Option, the Company had the right at any time within 30 months after the closing of the Recapitalization to purchase the net fixed assets, inventory and certain other assets of CanCo at a purchase price equal to aggregate net book value, which was believed by the parties to be the fair market value of such fixed assets, inventory and other assets, and the assumption of certain related leases and contracts. These assets consisted primarily of manufacturing facilities (which were leased) which had supplied products to the Recapitalized Companies and other affiliates of WHF and Weider Europe and are continuing to supply products to the Company. In August 1995, the Company gave notice of its intention to exercise the CanCo Option, subject to various conditions, and consummated the acquisition on September 6, 1996.

     In 1995, 1996, and prior to the CanCo Acquisition in 1997, the Company purchased $26.4 million, $50.7 million and $7.0 million, respectively, of products from CanCo. Prior the exercise of the CanCo Option (and the closing thereunder), all such purchases by the Company were made on an arm's length basis.

     In addition, the Company provided management services to CanCo while it had the right to exercise the CanCo option and received a management fee equal to $0.5 million in the second quarter of 1997 in connection with the WHF Settlement. No management fees were received from CanCo in 1995 or in 1996. Scott Watterson and Gary Stevenson received from CanCo an aggregate of 14% of its adjusted pre-tax earnings from November 14, 1994 to September 6, 1996.

European Operations. The Company purchased certain fixed assets for approximately $.2 million and assumed certain liabilities (primarily real estate leases) of Weider Europe. It also hired selected former employees of Weider Europe and its affiliates. These assets and employees, supplemented by the Company's domestic resources were used in establishing the Company's presence in targeted European markets. The Company's European operations purchased $.4 million of products from affiliates of WHF in 1996.

International Distribution Arrangements. Prior to the beginning of 1996, the Company sold products to affiliates of WHF for international distribution, primarily in Europe. In 1995, 1996 and prior to the WHF Settlement in 1997 sales by the Company to such affiliates of WHF aggregated $8.8 million, $9.6 million and, $3.2 million respectively. Since the beginning of 1996, the Company has been selling its products directly in Europe.

     In connection with the Recapitalization, the Company entered into an agreement with Weider Sports, under which Weider Sports had exclusive, perpetual, worldwide distribution rights, except as noted below, for certain of the Company's products on the same terms and conditions as those given to the Company's most favored customers in countries other than the United States, the United Kingdom, France, Germany, the Benelux countries, Italy, Austria, Switzerland and Mexico. Weider Sports did not have distribution rights with respect to certain of the Company's products, including products sold under third party brand names.

     In connection with the Weider Sports Acquisition in September 1996, the Company paid $8.0 million to reacquire the distribution rights granted to Weider Sports in connection with the Recapitalization, subject to certain rights granted by Weider Sports to third parties.

WSG and Weider Europe Management Agreements. The Company entered into an agreement as of June 1, 1994 under which the Company provided certain management services to WSG and acted as WSG's agent to maintain and liquidate its inventory and service and collect the accounts receivable of WSG in return for specified fees. For 1995, the Company was paid a management fee of $2.7 million. Following the Recapitalization, WSG stopped paying fees under the management agreement and later terminated that agreement.

     In connection with the Recapitalization, the Company and Weider Europe entered into a substantially similar agreement which became effective as of January 15, 1995 pursuant to which the Company provided management services to Weider Europe. Since the Recapitalization Closing and through September 6, 1996, the Company acted as Weider Europe's agent to maintain and liquidate inventory and to service and collect accounts receivable of Weider Europe. Weider Europe did not pay any fees under the management agreement.

The WSG and Weider Europe Management Agreements terminated in connection with the WHF Settlement.

Noncompete Agreement. In connection with the Recapitalization, the Company entered into a noncompete agreement with WHF and Messrs. Watterson and Stevenson, which has been subsequently amended in connection with the WHF Settlement, under which the Company paid (i) WHF $2.4 million for its agreement not to compete with the Company in certain specified businesses for a five-year term and (ii) Messrs. Watterson and Stevenson $2.3 million and $1.8 million, respectively, for their agreement not to compete with the Company in certain specified businesses for a four year term.

Tax Sharing Agreement. For federal income tax purposes, the taxable income of IHF Holdings and Health & Fitness and their subsidiaries has historically been included in a single consolidated federal income tax return, and IHF Capital has filed a separate federal income tax return. Such taxable income may also have been included in certain state and local consolidated, combined or unitary income tax returns. A tax sharing agreement was entered into in connection with the Recapitalization among Health & Fitness, IHF Holdings, IHF Capital and their affiliates to provide that each company included in consolidated returns would pay its separate company tax liability to IHF Holdings calculated as if it were not included in consolidated, combined or unitary returns with its parent. Upon the redemption of the IHF Holdings preferred stock, the taxable income of IHF Capital, IHF Holdings, Health & Fitness and their affiliates are included in a single consolidated federal tax return. The tax sharing agreement previously entered into anticipated this possibility and provides that tax payments will now be paid to IHF Capital.

Advertising and Marketing Relationships. Historically, the Company purchased advertising space for certain of their products in magazines and other publications produced by WHF and its affiliates on terms better than or at least as favorable as those offered to independent parties. In 1995 and 1996 the Recapitalized Companies purchased $.3 million and less than $.1 million, respectively, of such advertising.

Management Fees. Since the closing of the Recapitalization, pursuant to a management agreement (the "Bain Management Agreement"), Bain Capital Partners IV, L.P. ("Bain IV"), an affiliate of Bain Capital, provides management consulting services to the Company including providing advice on strategic planning, development and acquisitions for an annual fee of $.8 million plus reimbursement of reasonable out-of-pocket expenses. In 1995, 1996, and 1997 the Company paid Bain IV $.4 , $.8 million, and $.8 million respectively, in consulting fees. The Bain Management Agreement includes customary indemnification provisions in favor of Bain IV. In addition, if the Company enters into any acquisition transactions involving at least $10.0 million, Bain IV will receive a fee in an amount which will approximate 1% of the gross purchase price of the transaction (including assumed debt). In connection with the HealthRider Acquisition, the Company paid Bain IV $700,000.

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

Loans to Employees. In connection with the exercise of options prior to the Recapitalization, ProForm accepted as partial payment notes in the amount of $60,000 from each of Mr. Beck and Mr. David Watterson and $57,000 from each of Mr. White and Mr. Dalebout at an interest rate of prime plus 0.5%. Such notes were forgiven in January of 1997. In connection with the purchase of stock in the Recapitalization, the Company accepted as partial payments, notes bearing interest at a per annum rate equal to 7.5% in the amount of approximately $117,000 from each of Mr. Beck and Mr. David Watterson and $77,500 from Mr. White. As of May 31, 1997, $117,000, $117,000 and $134,500 remain outstanding from Messrs. Beck, David Watterson and White, respectively.

Westwind II. In June 1996, the Company entered into an agreement with FG Aviation, Inc. ("FG"), a company which is jointly owned by officers of the Company, whereby the Company has committed to lease a Westwind II jet from FG. Minimum rentals under the lease, which expires in May 2005, are $56,610 per month. In connection with its lease commitments, the Company recorded $679,000 of rental expense and $34,000 of maintenance expense in the year ended May 31, 1997. In addition, the Company advanced $280,000 to FG as a security deposit on the aircraft lease.

Repurchase of Common Stock. In connection with the settlement of its litigation with WHF, the Company obtained the right to purchase all of the Common Stock of IHF Capital and certain warrants to purchase Common Stock of IHF Capital held by the WHF stockholders. This right was exercised on November 20, 1996 at an aggregate price of approximately $42.3 million. This transaction has been treated as a return of IHF Capital's capital in ICON in which ICON recorded the amounts paid to the WHF stockholders as a reduction in the additional paid-in capital of ICON.

Repurchase of IHF Holdings Preferred Stock. In connection with the settlement of its litigation with WHF, the Company obtained the right to purchase the IHF Holdings Preferred Stock held by WHF and certain other stockholders. On November 20, 1996 the Company exercised this right for $32.1 million, which reflected a discount of $3.9 million and the forgiveness of accrued dividends. In connection with the repurchase of the IHF Holdings Preferred Stock, the Company purchased the options to purchase IHF Holdings Preferred Stock held by certain officers of the Company for $3.7 million, which reflected a discount of $.3 million and the forgiveness of accrued dividends. Upon the purchase of the IHF Holdings Preferred Stock, WHF's representation on the Company's board of directors ceased. In connection with the above transaction, the Company recorded an increase to the additional paid-in capital of IHF Holdings of $50.0 million, which consists of (i) $35.8 million which ICON contributed to IHF Holdings from its proceeds from the issuance of Senior Discount Notes for the repurchase of IHF Holdings Preferred Stock and options to purchase IHF Holdings Preferred Stock; and (ii) $14.3 million related to the discounts given on the repurchase of IHF Holdings Preferred Stock and options to purchase IHF Holdings Preferred Stock and the forgiveness of accrued dividends. Additionally, the Company recorded an increase to the additional paid-in capital of ICON of $14.3 million to reflect the gain recognized on the early extinguishment of and the forgiven dividends related to the IHF Holdings Preferred Stock and options to purchase IHF Holdings Preferred Stock.


                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


     The following documents are filed as part of this report:

Consolidated Financial Statements (See Item 8)

     Consolidated Balance Sheets at May 31, 1997 and 1996

     Consolidated Statements of Income for the Years Ended May 31, 1997, 1996 and 1995

     Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended May 31, 1997, 1996 and 1995

     Consolidated Statements of Cash Flows for the Years Ended May 31, 1997, 1996 and 1995

     Notes to Consolidated Financial Statements

Financial Statement Schedules (See Item 8)

     Schedule VIII  -  Valuation Accounts for the Three Years Ended May 31, 1997

     All other schedules are omitted as the required information is not applicable or is included in the financial statements or related notes or can be derived from information contained in the consolidated financial statements and related notes.

Exhibits

     The following designated exhibits have heretofore been filed with the Securities and Exchange Commission under the Securities Act of 1933 and are referred to and incorporated herein by reference to such filings. Except as otherwise indicated, all exhibits are incorporated herein by reference to the correspondingly numbered exhibit filed as part of the Registrants' Registration Statement on Form S-1 of IHF Capital, as amended (No. 33-87930/87930-1) and on Form S-4 of ICON Fitness, as amended (No. 333-18475).

1.1 Purchase Agreement dated November 15, 1996 regarding the issuance and sale of the Senior Discount Notes between ICON Fitness and Donaldson, Lufkin & Jenrette Securities Corporation.
3.1       Certificate of Incorporation.
3.1A      Amendment to Certificate of Incorporation.
3.2       By-laws.
4.2 Indenture dated as of November 20, 1996 between ICON Fitness as Issuer, and Fleet National Bank as Trustee, with respect to the $162,000,000 in aggregate principal amount at maturity of Senior Discount Notes due 2006, including the form of the Senior Discount Note.
4.2A Supplemental Indenture dated as of March 20, 1995 between IHF Holdings, as Issuer, and Fleet Bank of Massachusetts, N.A., as Trustee, with respect to the $123,700,000 in aggregate principal amount at maturity of Discount Notes due 2004.
4.3 Registration Rights Agreement dated as of November 20, 1996 by and between ICON Fitness and Donaldson Lufkin & Jennette Securities Corporation.
4.4 Registration Rights Agreement dated November 14, 1994 between ICON Health and Weider Health and Fitness with respect to the Senior Subordinated Notes due 2002.
10.1 Amended and Restated Credit Agreement dated as of November 14, 1994 among ICON Health, the lenders named therein, and General Electric Capital Corporation.
10.1A Agreement of IHF Holdings, Inc. and IHF Capital, dated November 14, 1994 in favor of General Electric Capital Corporation, as agent.
10.2 First Amended and Restated Master Transaction Agreement dated as of October 12, 1994 among ICON Health and each of Weider Health and Fitness and Weider Sporting Goods, Inc. and each of Hornchurch Investments Limited, Bayonne Settlement, The Joe Weider Foundation, Ronald Corey, Jon White, William Dalebout, David Watterson, S. Fred Beck, Gary Stevenson and Scott Watterson.
10.3 Adjustment Agreement dated as of November 14, 1994 between Weider Health and Fitness and ICON Health.
10.4 Stockholders Agreement dated as of November 14, 1994 by and among ICON Health, IHF Holdings each of the Bain Funds named therein and certain other persons named therein.
10.4A Registration Rights Agreement dated November 14, 1994 among ICON Health and IHF Holdings and Donaldson, Lufkin & Jenrette Securities Corporation and Bear, Stearns & Co.
10.5 Non-Competition Agreement dated as of November 14, 1994 among ICON Health, Weider Health and Fitness, Gary E. Stevenson and Scott R. Watterson.
10.6 Management and Advisory Agreement dated as of November 14, 1994 among ICON Health, IHF Holdings, IHF Capital, and Bain Capital Partners IV, L.P.
10.7 Distribution Agreement dated as of September 26, 1994, as amended by letter of Ben Weider dated October 12, 1994 between ICON Health and Weider Sports Equipment Co., Ltd.
10.8 Exclusive License Agreement dated as of November 14, 1994 among Weider Health and Fitness, Weider Sporting Goods, Inc., Weider Europe B.V., and ICON Health.
10.9 Canada Exclusive License Agreement dated as of November 14, 1994 between Weider Sports Equipment Co., Ltd. and ICON Health.
10.10 Employment Agreement dated as of November 14, 1994 among IHF Capital, ICON Health, IHF Holdings and Gary E. Stevenson.
10.11 Employment Agreement dated as of November 14, 1994 among the company, ICON Health, IHF Holdings and Scott R. Watterson.
10.12 Asset Option Agreement dated as of November 14, 1994 among ICON Health, Weider Sporting Goods, Inc. and Weider Europe B.V., including ICON Health's assignment of its rights thereunder.
10.13 Asset Option Agreement dated as of November 14, 1994 between ICON Health and each of Athletimonde Inc., Les Industries Rickbend Inc. and Fitquip International Inc., including ICON Health's assignment of its rights thereunder.
10.14 Canco Management and Advisory Agreement dated as of November 14, 1994 by and among ICON Health, Scott Watterson, Gary E. Stevenson and Les Industries Rickbend Inc., Athletimonde Inc., and Fitquip International Inc., including ICON Health's assignment of its rights thereunder.
10.15 Weider Europe Management Agreement dated as of November 14, 1994 among ICON Health and Weider Europe B.V., including ICON Health's assignment of its rights thereunder.
10.16 Amended and Restated WSG Management Agreement dated as of June 1, 1994 among ICON Health, Weider Health and Fitness and Weider Sporting Goods, Inc.
10.17 Advertising Space Contract dated as of November 14, 1994 between ICON Health and Weider Publications, Inc.
10.18 Trade Payables Agreement dated as of November 14, 1994 between ICON Health and IHF Holdings.
10.19 Tax Agreement dated as of November 14, 1994 among the Company and its subsidiaries.
10.20 The Company's Stock Subscription and Exchange Agreement dated as of November 14, 1994 among the Company and each of the Existing Stockholders named therein.
10.21 Warrant Agreement dated as of November 14, 1994 among IHF Capital, Weider Health and Fitness, Scott Watterson and Gary Stevenson.
10.22 Bain Stock Subscription Agreement dated as of November 14, 1994 among the Company and each of the Bain Funds and other subscribers named therein.
10.23 IHF Capital's Stock Subscription and Purchase Agreement dated as of November 14, 1994 among IHF Capital and the Subscribers named therein.
10.24 IHF Holdings Stock Subscription and Exchange Agreement dated as of November 14, 1994 among IHF Holdings and each of the persons named therein.
10.25 IHF Capital's Option Exchange Agreement dated as of November 14, 1994, among the Company, Scott Watterson and Gary Stevenson.
10.26 IHF Holdings Option Exchange Agreement dated as of November 14, 1994 among IHF Holdings, Scott Watterson and Gary Stevenson.
10.27     IHF Capital's Employee Stock Option Plan dated as of November 14,
          1994.
10.27.1   Form of Option Certificate for Management Options.
10.27.2   Form of Option Certificate for Performance Options.
10.28 Agreement and Plan of Merger dated as of November 14, 1994 among ICON Health, American Physical Therapy, Inc., Weslo, Inc. and ProForm Fitness Products, Inc.
10.29 Promissory Note dated December 30, 1993 and a loan made by David Watterson in favor of ProForm Fitness Products, Inc. in the amount of $60,000.
10.30 Promissory Note dated December 30, 1993 and a loan made by William Dalebout in favor of ProForm Fitness Products, Inc. in the amount of $57,000.
10.31 Promissory Note dated December 30, 1993 and a loan made by Fred Beck in favor of ProForm Fitness Products, Inc. in the amount of $60,000.
10.32 Promissory Note dated December 30, 1993 and a loan made by Jon White in favor of ProForm Fitness Products, Inc. in the amount of $57,000.
10.33 Sublease dated as of June 1, 1994 between Weider Health and Fitness and ProForm Fitness Products, Inc.
10.34 Indenture dated as of November 14, 1994 between ICON Health, as Issuer, and Fleet Bank of Massachusetts, N.A., as Trustee, with respect to the $101,250,000 in aggregate principal amount of Senior Subordinated Notes due 2002, including the form of Senior Subordinated Note.
10.34A Supplemental Indenture dated as of March 20, 1995 between ICON Health, as Issuer, and Fleet Bank of Massachusetts, N.A., as Trustee, with respect to the $101,250,000 in aggregate principal amount of Senior Subordinated Notes due 2002.
10.35 Indenture dated as of November 14, 1994 between IHF Holdings, as Issuer, and Fleet Bank of Massachusetts, N.A., as Trustee, with respect to the $123,700,000 in aggregate principal amount at maturity of Discount Notes due 2004, including the form of Discount Note.
10.35A Supplemental Indenture dated as of March 20, 1995 between IHF Holdings, as Issuer, and Fleet Bank of Massachusetts, N.A., as Trustee, with respect to the $123,700,000 in aggregate principal amount at maturity of Discount Notes due 2004.
10.36 Registration Rights Agreement dated November 14, 1994 between ICON Health and Weider Health and Fitness with respect to the Senior Subordinated Notes due 2002.
10.37 Asset Purchase Agreement dated as of July 3, 1996 by and among IHF Capital, Inc. HealthRider Acquisition Corp. and HealthRider, Inc.
10.38 Asset Purchase Agreement for the purchase of certain assets of Parkway Manufacturing, Inc. dated July 3, 1996.
10.39 Buy-Out Agreement between HealthRider Acquisition Corp. and Parkway Manufacturing, Inc. dated August 26, 1996.
10.40     IHF Capital's 1996 Stock Option Plan.
10.41 WSE Asset Purchase Agreement, dated September 6, 1996 between Weider Sports Equipment Co. Ltd. and ICON Health
10.42 Canco Asset Purchase Agreement, dated September 6, 1996 among ICON of Canada Inc., ICON Health, ALLFITNESS, Inc, Scott
          Watterson and Gary Stevenson.
10.43 Stock and Warrants Purchase Agreement, dated September 6, 1996 among IHF Capital, Inc., IHF Holdings, Inc., Weider Health & Fitness, Greyfriars Limited, Bayonne Settlement, Hornchurch Investments Limited, Ronald Corey, Bernard Cartoon, Ronald Novak, Eric Weider, Richard Bizarro, Robert Reynolds, Michael Carr, Thomas Deters, Barbara Harris and Zbigniew Kindella.
10.44 Amendment No. 1 to Stockholders Agreement, dated September 6,1996 among IHF Holdings, Inc., Weider Health & Fitness, Greyfriars Limited, Bayonne Settlement, Hornchurch Investments Limited, the Fund Investors, DLJ Capital Corporation, General Electric Capital Corporation, and certain other signatories named therein.
10.45 Amendment and Restatement of Stockholders Agreement, dated as of September 6, 1996 among IHF Holdings, Inc., Weider Health & Fitness, Greyfriars Limited, Bayonne Settlement, Hornchurch Investments Limited, the Fund Investors, DLJ Capital Corporation, General Electric Capital Corporation, and certain other signatories named therein.
10.46 Key Executive Preferred Stock Option Purchase Agreement, dated September 6, 1996 among IHF Capital, Inc., Gary Stevenson and Scott Watterson.
10.47 First Amendment to Stevenson Employment Agreement, dated September 6, to the Employment Agreement dated November 14, 1994 among ICON Health & Fitness, IHF Capital, Inc., IHF Holdings, Inc. and Gary Stevenson.
10.48 First Amendment to Watterson Employment Agreement, dated September 6, to the Employment Agreement dated November 14, 1994 among ICON Health & Fitness, IHF Capital, Inc., IHF Holdings, Inc. and Scott Watterson.
10.49 Weider Release, dated September 6, 1996 by Weider Health & Fitness, Weider Sports Equipment Co., Ltd., Weider Sporting Goods, Inc., Weider Europe, B.V., CANCO, Ben Weider, Eric Weider, Richard Renaud and the Weider Releasors.
10.50     Icon Fitness Release, dated September 6, 1996 made by ICON Health,
          IHF Capital, Inc., IHF Holdings, Inc., Scott Watterson, Gary
          Stevenson and the ICON Fitness Releasors.
10.51     Settlement Agreement, dated September 6, 1996 among ICON Health,
          IHF Capital, Inc., the Fund Investors, IHF Holdings, Inc.,
          Weider Health & Fitness, Weider Sports Equipment, CANCO, Weider Sporting Goods, Inc., Weider Europe, B.V., and each of Ben Weider, Eric Weider, Richard Renaud, Gary Stevenson and Scott Watterson.
10.52     Escrow Agreement, dated September 6, 1996 among ICON Health,
          ICON of Canada, Inc., CANCO, Lapointe Rosenstein and Goodman Phillips of Vineberg.
10.53 Representation Agreement, dated September 6, 1996 between ICON Health and Ben Weider.
10.54 Letter Agreement regarding advertising space, dated September 6, 1996 between Weider Publications, Inc. and ICON Health
10.55     Letters of Credit issued by Royal Bank of Canada to ICON Health dated September 5, 1996.
10.56     Letters of Credit issued by Royal Bank of Canada to ICON Health and ICON of Canada, Inc., dated September 5, 1996.
10.57 Letter from Royal Bank of Canada to ICON of Canada, Inc., dated September 5, 1996, outlining terms of financing by Royal Bank of Canada in favor of ICON of Canada, Inc.
10.58     Letter Agreement dated September 6, 1996 among ICON Health,
          Ben Weider and Eric Weider regarding charitable contributions.
10.59     Deed of Sale.
21        Subsidiaries of the Company.
24        Powers of Attorney (included on signature page).
25        Statement of Eligibility of Fleet National Bank, Trustee.
27        Financial Data Schedule
99.1      Form of Letter of Transmittal used in connection with the Exchange
          Offer.
99.2 Form of Notice of Guaranteed Delivery used in connection with The Exchange Offer.


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


                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, ICON Health & Fitness, Inc. has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                              ICON HEALTH & FITNESS, INC.


                              By:   /s/ Scott R. Watterson
                                 Name: Scott R. Watterson
                                 Title: Chairman of the Board and Chief
                                        Executive Officer
Date:  August 28, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

    Signatures                        Capacity                      Date
--------------------        ------------------------------    ----------------

/s/ Scott R. Watterson
Scott R. Watterson          Chairman of the Board of          August 28, 1997
                            Directors and Chief Executive
                            Officer (principal executive
                            officer)

/s/ Gary E. Stevenson
Gary E. Stevenson           President and Chief Operating     August 28, 1997
                            Officer

/s/ S. Fred Beck
S. Fred Beck                Vice President, Chief Financial   August 28, 1997
                            and Accounting Officer, and
                            Treasurer

/s/ Robert C. Gay
Robert C. Gay               Vice Chairman of the Board of     August 28, 1997
                            Directors

/s/ Ronald P. Mika
Ronald P. Mika              Director                          August 28, 1997


Geoffrey S. Rehnert         Director                          August ___, 1997



                                  SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, IHF Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                              IHF HOLDINGS, INC.


                              By:   /s/ Scott R. Watterson
                                 Name: Scott R. Watterson
                                 Title: Chairman of the Board and
                                        Chief Executive Officer
Date:  August 28, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


    Signatures                        Capacity                      Date
--------------------        ------------------------------    ----------------

/s/ Scott R. Watterson
Scott R. Watterson          Chairman of the Board of          August 28, 1997
                            Directors and Chief Executive
                            Officer (principal executive
                            officer)

/s/ Gary E. Stevenson
Gary E. Stevenson           President and Chief Operating     August 28, 1997
                            Officer

/s/ S. Fred Beck
S. Fred Beck                Vice President, Chief Financial   August 28, 1997
                            and Accounting Officer, and
                            Treasurer

/s/ Robert C. Gay
Robert C. Gay               Vice Chairman of the Board of     August 28, 1997
                            Directors

/s/ Ronald P. Mika
Ronald P. Mika              Director                          August 28, 1997


Geoffrey S. Rehnert         Director                          August ___, 1997



                                  SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, IHF Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                              ICON Fitness Corporation


                              By:   /s/ Scott R. Watterson
                                 Name: Scott R. Watterson
                                 Title: Chairman of the Board and
                                        Chief Executive Officer
Date:  August 28, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


    Signatures                        Capacity                      Date
--------------------        ------------------------------    ----------------

/s/ Scott R. Watterson
Scott R. Watterson          Chairman of the Board of          August 28, 1997
                            Directors and Chief Executive
                            Officer (principal executive
                            officer)

/s/ Gary E. Stevenson
Gary E. Stevenson           President and Chief Operating     August 28, 1997
                            Officer

/s/ S. Fred Beck
S. Fred Beck                Chief Financial and Accounting    August 28, 1997
                            Officer, and Treasurer

/s/ Robert C. Gay
Robert C. Gay               Vice Chairman of the Board of     August 28, 1997
                            Directors

/s/ Ronald P. Mika
Ronald P. Mika              Director                          August 28, 1997


Geoffrey S. Rehnert         Director                          August ___, 1997

                      Report of Independent Accountants


To the Board of Directors and Shareholders of ICON Fitness Corporation, IHF Holdings, Inc. and ICON Health & Fitness, Inc.

In our opinion, the accompanying consolidated financial statements listed in the index on page 23 present fairly, in all material respects, the financial position of ICON Fitness Corporation, and its subsidiary, IHF Holdings, Inc., and its subsidiary, ICON Health & Fitness, Inc. and its subsidiaries, at May 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ Price Waterhouse LLP

PRICE WATERHOUSE LLP
Boston, Massachusetts
August 28, 1997

ICON Fitness Corporation, IHF Holdings, Inc. and
ICON Health & Fitness, Inc.
Consolidated Balance Sheets
(In thousands)

                                                                           May 31,
                                         ---------------------------------------------------------------------------------------
                                                              1997                                         1996
                                         -------------------------------------------  ------------------------------------------
                                              ICON                       ICON          ICON                          ICON
                                            Fitness     IHF              Health &      Fitness      IHF             Health &
                                          Corporation   Holdings, Inc.  Fitness, Inc.  Corporation  Holdings, Inc.  Fitness, Inc.
Assets
Current assets:
 Cash                                    $  5,560       $  5,560        $  5,560       $ 19,313     $  19,313       $ 19,313
 Accounts receivable, net                 192,825        192,825         192,825        126,869       126,869        126,869
 Inventories                              121,838        121,838         121,838         95,922        95,922         95,922
 Deferred income taxes                      8,401          8,301           8,006          5,240         5,240          5,240
 Other assets                              12,895         12,895          12,895          3,348         3,348          3,348
 Asset held for sale                       17,080         17,080          17,080              -             -              -
 Income taxes receivable                    7,429          7,429           7,429            882           882            589
                                         --------       --------        --------       --------     ---------       --------

   Total current assets                   366,028        365,928         365,633        251,574       251,574        251,281

Property and equipment, net                51,738         51,738          51,738         32,312        32,312         32,312
Receivable from parent                      2,307          2,307           2,307              -             -              -
Trademarks, net                            18,236         18,236          18,236              -             -              -
Deferred income taxes                       8,338          6,405               -          5,489         5,489          1,770


Other assets                               28,157         24,066          19,029         27,352        27,352         21,125
                                         --------       --------        --------       --------     ---------       --------

                                         $474,804       $468,680        $456,943       $316,727      $316,727       $306,488
                                         ========       ========        ========       ========      ========
Liabilities and Stockholders'
 Equity (Deficit)
Current liabilities:
 Current portion of long-term debt       $  5,401       $  5,401        $  5,401       $  3,065      $  3,065       $  3,065
 Accounts payable                         112,079        112,079         112,079         73,652        73,652         73,652
 Interest payable                           6,220          6,220           6,220          5,815         5,815          5,815
 Accrued expenses                          20,696         20,696          20,696         11,424        11,424         11,424
 Income taxes payable                       1,165          1,165           1,165              -             -              -
                                         --------       --------        --------       --------     ---------       --------

    Total current liabilities             145,561        145,561         145,561         93,956        93,956         93,956
                                         --------       --------        --------       --------     ---------       --------

Long-term debt                            489,400        401,196         321,625        279,693       210,546

Deferred income taxes                           -              -             501              -             -              -

Series A cumulative redeemable
 preferred stock                                -              -               -              -        47,904              -

Minority interest in cumulative
 redeemable preferred stock
 of subsidiary                                  -              -               -         47,904             -              -

Stockholders' equity (deficit):
 Common stock and additional
   paid-in capital                         49,699        127,767         166,184         77,730        77,730        166,176
 Receivable from officers for purchase
   of equity                                 (656)          (656)           (656)          (758)         (758)          (758)
 Cumulative translation adjustment           (506)          (506)           (506)           386           386            386
 Accumulated deficit                     (208,694)      (204,682)       (175,766)      (182,184)     (182,184)      (163,818)
                                         --------       --------        --------       --------     ---------       --------

    Total stockholders' equity (deficit) (160,157)       (78,077)        (10,744)      (104,826)     (104,826)         1,986
                                         --------       --------        --------       --------     ---------       --------

Commitments and contingencies                   -              -               -              -             -              -
  (Notes 13 and 14)

                                         $474,804       $468,680        $456,943       $316,727      $316,727       $306,488
                                         ========       ========        ========       ========      ========       ========

The accompanying notes are an integral part of the consolidated financial statements.


ICON Fitness Corporation, IHF Holdings, Inc. and
ICON Health & Fitness, Inc.
Consolidated Statements of Income
(In thousands)

                                                                            May 31,
                       ----------------------------------------------------------------------------------------------------------
                                        1997                                1996                                 1995
                       ----------------------------------  ----------------------------------  ----------------------------------
                       ICON        IHF       ICON          ICON        IHF       ICON          ICON        IHF       ICON
                       Fitness     Holdings, Health &      Fitness     Holdings, Health &      Fitness     Holdings, Health &
                       Corporation Inc.      Fitness, Inc. Corporation Inc.      Fitness, Inc. Corporation Inc.      Fitness, Inc.
Net sales               $ 836,162  $ 836,162  $ 836,162     $ 747,577  $ 747,577   $ 747,577   $ 530,774   $ 530,774   $ 530,774
Cost of sales             583,747    583,747    583,747       541,443    541,443     541,443     378,322     378,322     378,322
Cost of sales
 -amortization of
  step-up
 HealthRider and
 ICON of Canada
 inventory                 14,009     14,009     14,009             -          -           -           -           -           -
                         --------   --------   --------      --------   --------    --------    --------    --------    --------

Gross profit              238,406    238,406    238,406       206,134    206,134     206,134     152,452     152,452     152,452
                         --------   --------   --------      --------   --------    --------    --------    --------    --------

Operating expenses:
 Selling                  132,392    132,392    132,392        93,924     93,924      93,924      68,706      68,706      68,706
 Research and
  development               7,620      7,620      7,620         6,759      6,759       6,759       5,163       5,163       5,163
 General and
  administrative           56,689     56,689     56,689        47,859     47,859      47,859      31,097      31,097      31,097
 Weider settlement         16,583     16,583     16,583             -          -           -           -           -           -


 HealthRider
   integration costs        4,880      4,880      4,880             -          -           -           -           -           -
 Compensation expense
   attributable to
   options                      -          -          -         2,769      2,769       2,769      39,046     39,046       39,046
                         --------   --------   --------      --------   --------    --------    --------    --------    --------

   Total operating
    expenses              218,164    218,164    218,164       151,311    151,311     151,311     144,012     144,012     144,012
                         --------   --------   --------      --------   --------    --------    --------    --------    --------

Income from operations     20,242     20,242     20,242        54,823     54,823      54,823       8,440       8,440       8,440

Interest expense          (49,747)   (44,051)   (33,627)      (36,723)   (36,723)    (27,923)    (21,495)    (21,495)    (17,303)
Dividends on cumulative
 redeemable preferred
 stock of a subsidiary
 held by minority
 interest                  (2,125)         -          -        (5,100)         -           -      (2,804)          -           -
Amortization of
 deferred financing
 fees                      (4,597)    (4,248)    (3,058)       (3,483)    (3,483)     (2,479)     (1,741)     (1,741)     (1,263)
Other income                  700        700        700             -          -           -           -           -           -
Other expense                (193)      (193)      (193)            -          -           -           -           -           -
                         --------   --------   --------      --------   --------    --------    --------    --------    --------

Income (loss) before
 income taxes             (35,720)   (27,550)   (15,936)        9,517     14,617      24,421     (17,600)    (14,796)    (10,126)

Provision for (benefit
 from) income taxes        (9,210)    (7,177)    (3,988)        7,896      7,896      10,832      (4,719)     (4,719)     (3,643)
                         --------   --------   --------      --------   --------    --------    --------    --------    --------

Net income (loss)        $(26,510)  $(20,373)  $(11,948)     $  1,621   $  6,721    $ 13,589    $(12,881)  $ (10,077)   $ (6,483)
                         ========   ========   ========      ========   ========    ========    ========   =========    ========

ICON Fitness Corporation, IHF Holdings, Inc. and
ICON Health & Fitness, Inc.
Consolidated Statements of Stockholders' Equity (Deficit)
(In thousands, except share amounts)


                                                                            Receivable
                                                                            from
                                     Cumulative preferred                   officers for
                                   stock        Common stock     Additional exercised      Cumulative   Retained     stockholders'
                            ----------------    --------------   paid-in     stock         translation  earnings     equity
                             Shares   Value     Shares   Value   capital    options        adjustment   (deficit)    (deficit)
ICON Fitness Corporation
 Balance, June 1, 1994       65,492   $6,549    749,161  $   2    $  1,177  $  (101)       $    -       $  46,905    $  54,532
 Preferred stock dividends        -        -          -      -           -        -             -            (243)        (243)
 Equity exchanges and
   distributions to
   stockholders of
   ICON Fitness Corporation (65,492)  (6,549)  (749,161)    (2)     (1,177)       -             -        (217,586)    (225,314)
 Issuance of common
   stock and contribution
   of capital by IHF
   Capital, Inc.                  -        -        100      -      74,957     (657)            -               -       74,300
 Net loss                         -        -          -      -           -        -             -         (12,881)     (12,881)
                             ------   ------    -------  -----    --------  -------        ------        --------     --------

   Balance, May 31, 1995          -        -        100      -      74,957     (758)            -        (183,805)    (109,606)

 Proceeds from exercise
   of common stock options
   and contribution of capital
   by IHF Capital, Inc.           -        -          -      -           4        -             -               -            4


 Issuance of options to
   management and
   contribution of capital
   by IHF Capital, Inc.           -        -          -      -       2,769        -             -               -        2,769
 Foreign currency
   translation                    -        -          -      -           -        -           386               -          386
 Net income                       -        -          -      -           -        -             -           1,621        1,621
                             ------   ------    -------  -----    --------  -------        ------        --------     --------

   Balance, May 31, 1996          -        -        100      -      77,730     (758)          386        (182,184)   $(104,826)

 Proceeds from exercise
   of common stock
   options and contribution
   of capital by
   IHF Capital, Inc.              -        -          -      -           8        -             -               -            8
 Loan balances forgiven           -        -          -      -           -      102             -               -          102
 Discount on redemption
   of and forgiveness of
   dividends on minority
   interest in cumulative
   redeemable preferred
   stock of subsidiary            -        -          -      -      14,280        -             -               -       14,280
 Repurchase of the capital
   stock of parent and
   return of capital to
   IHF Capital, Inc.              -        -          -      -     (42,319)       -             -               -      (42,319)
 Foreign currency
   translation                    -        -          -      -           -        -          (892)              -         (892)
 Net loss                         -        -          -      -           -        -             -         (26,510)     (26,510)
                             ------   ------    -------  -----    --------  -------        ------        --------     --------


 ICON Fitness Corporation
   balance, May 31, 1997          -   $    -        100  $   -    $ 49,699    $(656)        $(506)      $(208,694)   $(160,157)
                             ======   ======    =======  =====    ========  =======        ======       =========    =========
IHF Holdings, Inc.
 Balance, June 1, 1994       65,492   $6,549    749,161  $   2    $  1,177    $(101)        $   -       $  46,905    $  54,532
 Preferred stock dividends        -        -          -      -           -        -             -            (243)        (243)
 Equity exchanges and
   distributions to
   stockholders of IHF
   Holdings, Inc.           (65,492)  (6,549)  (749,161)    (2)     (1,177)       -             -        (217,586)    (225,314)
 Issuance of common
   stock and contribution
   of capital by ICON
   Fitness Corporation            -        -      1,000      -      74,957     (657)            -               -       74,300
 Cumulative redeemable
   preferred stock dividend       -        -          -      -           -        -             -          (2,804)      (2,804)
 Net loss                         -        -          -      -           -        -             -         (10,077)     (10,077)
                             ------   ------    -------  -----    --------  -------        ------        --------     --------

   Balance, May 31, 1995          -        -      1,000      -      74,957     (758)            -        (183,805)    (109,606)

 Proceeds from exercise
   of common stock options
   and contribution of
   capital by ICON Fitness
   Corporation                    -        -          -      -           4        -             -               -            4
 Issuance of options to
   management and
   contribution of capital
   by ICON Fitness
   Corporation                    -        -          -      -       2,769        -             -               -        2,769
 Cumulative redeemable
   preferred stock dividend       -        -          -      -           -        -             -          (5,100)      (5,100)
 Foreign currency
   translation                    -        -          -      -           -        -           386               -          386
 Net income                       -        -          -      -           -        -             -           6,721        6,721
                             ------   ------    -------  -----    --------  -------        ------        --------     --------

   Balance, May 31,1996           -        -      1,000      -      77,730     (758)          386        (182,184)    (104,826)

 Proceeds from exercise
   of common stock
   options and contribution
   of capital by ICON
   Fitness Corporation            -        -          -      -           8        -             -               -            8
 Cumulative redeemable
   preferred stock dividend       -        -          -      -           -        -             -          (2,125)      (2,125)
 Loan balances forgiven           -        -          -      -           -      102             -               -          102
 Redemption of cumulative
   redeemable preferred
   stock and contribution of
   capital by ICON Fitness
   Corporation                    -        -          -      -      50,029        -             -               -       50,029
 Foreign currency
   translation                    -        -          -      -           -        -          (892)              -         (892)
 Net loss                         -        -          -      -           -        -             -         (20,373)     (20,373)
                             ------   ------    -------  -----    --------  -------        ------        --------     --------


 IHF Holdings, Inc.
   balance, May 31, 1997          -   $    -      1,000  $   -    $127,767    $(656)        $(506)      $(204,682)    $(78,077)
                             ======   ======    =======  =====    ========  =======        ======       =========     ========

ICON Health & Fitness, Inc.
 Balance, June 1, 1994       65,492   $6,549    749,161  $   2    $  1,177    $(101)        $   -       $  46,905     $ 54,532
 Preferred stock dividends        -        -          -      -           -        -             -            (243)        (243)
 Equity exchanges and
   distributions to
   stockholders             (65,492)  (6,549)  (749,161)    (2)     (1,177)       -             -        (217,586)    (225,314)
 Issuance of common
   stock and contribution
   of capital by
   IHF Holdings, Inc.             -        -      1,000      -     163,403     (657)            -               -      162,746
 Net income                       -        -          -      -           -        -             -          (6,483)      (6,483)
                             ------   ------    -------  -----    --------  -------        ------        --------     --------

   Balance, May 31, 1995          -        -      1,000      -     163,403     (758)            -        (177,407)     (14,762)

 Proceeds from exercise
   of common stock
   options and contribution
   of capital by IHF
   Holdings, Inc.                 -        -          -      -           4        -             -               -            4
 Issuance of options to
   management and
   contribution of capital
   by IHF Holdings, Inc.          -        -          -      -       2,769        -             -               -        2,769
 Foreign currency
   translation                    -        -          -      -           -        -           386               -          386
 Net income                       -        -          -      -           -        -             -          13,589       13,589
                             ------   ------    -------  -----    --------  -------        ------        --------     --------

   Balance, May 31, 1996          -        -      1,000      -     166,176     (758)          386        (163,818)       1,986

 Proceeds from exercise
   of common stock
   options and contribution
   of capital by
   IHF Holdings, Inc.             -        -          -      -           8        -             -               -            8
 Loan balances forgiven           -        -          -      -           -      102             -               -          102
 Foreign currency
   translation                    -        -          -      -           -        -          (892)              -         (892)
 Net loss                         -        -          -      -           -        -             -         (11,948)     (11,948)
                             ------   ------    -------  -----    --------  -------        ------        --------     --------

 ICON Health & Fitness,
   Inc. balance,
   May 31, 1997                   -   $    -      1,000  $   -    $166,184    $(656)        $(506)      $(175,766)    $(10,744)
                             ======   ======    =======  =====    ========  =======        ======       =========     ========

ICON Fitness Corporation, IHF Holdings, Inc. and
ICON Health & Fitness, Inc.
Consolidated Statements of Cash Flows
(In thousands)

                                                                                  May 31,
                                              ---------------------------------------------------------------------------------
                                                             1997                                      1996
                                              ---------------------------------------  ----------------------------------------
                                              ICON                       ICON          ICON                        ICON
                                              Fitness     IHF            Health &      Fitness      IHF            Health &
                                              Corporation Holdings, Inc. Fitness, Inc. Corporation  Holdings, Inc. Fitness, Inc.
Operating activities:
 Net income (loss)                            $(26,510)   $  (20,373)    $(11,948)     $    1,621   $    6,721     $    13,589
 Adjustments to reconcile net income (loss)
   to net cash provided by (used in)
     operating activities:
   Provision (benefit) for deferred taxes       (3,880)       (1,847)       1,635             (20)         (20)          2,623
   Depreciation and amortization                13,351        13,351       13,351           7,205        7,205           7,205
   Amortization of deferred financing fees
     and debt discount                          20,923        14,878        3,264          12,458       12,458           2,654
   Non-cash employee compensation expense          296           296          296           2,769        2,769           2,769
   Amortization of inventory step-up            14,009        14,009       14,009               -            -               -
   Gain on barter transaction                   (2,095)       (2,095)      (2,095)              -            -               -
   Loss on disposal of property and equipment       67            67           67               -            -               -
   Interest expense attributable to dividends
    on preferred stock                           2,125             -            -           5,100            -               -
   Changes in operating assets and liabilities:
    Accounts receivable                        (46,862)      (46,862)     (46,862)        (12,544)     (12,544)        (12,544)
    Inventories                                 (1,465)       (1,465)      (1,465)           (287)        (287)           (287)
    Income taxes receivable/payable                803           803          510          (1,012)      (1,012)           (719)
    Other assets                                (6,466)       (6,466)      (6,466)          7,073        7,073           7,073
    Accounts payable and accrued expenses       (2,401)       (2,401)      (2,401)          2,149        2,149           2,149
    Interest payable                               405           405          405               -            -               -
                                              --------      --------     --------        --------     --------        --------

 Net cash provided by (used in) operating
  activities                                   (37,700)      (37,700)     (37,700)         24,512       24,512          24,512
                                              --------      --------     --------        --------     --------        --------

Investing activities:
 Purchases of property and equipment           (16,039)      (16,039)     (16,039)        (15,356)     (15,356)        (15,356)
 Purchase of HealthRider, net of
   cash acquired (Note 3)                      (25,800)      (25,800)     (25,800)              -            -               -
 Purchase of Weider Sports and CanCo
  (Note 14)                                    (11,058)      (11,058)     (11,058)              -            -               -
                                              --------      --------     --------        --------     --------        --------

 Net cash used in investing activities         (52,897)      (52,897)     (52,897)        (15,356)     (15,356)        (15,356)
                                              --------      --------     --------        --------     --------        --------

Financing activities:
 Borrowings (payments) on revolving loans
   and lines of credit, net                     89,484        89,484       89,484           6,355        6,355           6,355
 Payments on long-term debt                     (6,341)       (6,341)      (6,341)           (687)        (687)           (687)
 Proceeds from long-term debt                   82,508             -            -               -            -               -
 Proceeds from issuance of common stock              8             8            8               4            4               4
 Receivable from parent                         (2,307)       (2,307)      (2,307)              -            -               -
 Retirement of preferred stock                 (35,749)            -            -               -            -               -
 Repurchase of capital stock of parent         (42,319)            -            -               -            -               -
 Payment of debt financing fees                 (7,463)       (3,023)      (3,023)              -            -               -
                                              --------      --------     --------        --------     --------        --------

 Net cash provided by financing activities      77,821        77,821       77,821           5,672        5,672           5,672
                                              --------      --------     --------        --------     --------        --------

Effect of exchange rate changes on cash           (977)         (977)        (977)            386          386             386
                                              --------      --------     --------        --------     --------        --------

Net increase (decrease) in cash                (13,753)      (13,753)     (13,753)         15,214       15,214          15,214
Cash, beginning of period                       19,313        19,313       19,313           4,099        4,099           4,099
                                              --------      --------     --------        --------     --------        --------

Cash, end of period                           $  5,560      $  5,560     $  5,560        $ 19,313     $ 19,313        $ 19,313
                                              ========      ========     ========        ========     ========        ========

ICON Fitness Corporation, IHF Holdings, Inc. and
ICON Health & Fitness, Inc.
Consolidated Statements of Cash Flows (continued)
(In thousands)


                                                                                    May 31,
                                                                    -------------------------------------------
                                                                                      1995
                                                                    -------------------------------------------
                                                                    ICON                          ICON
                                                                    Fitness       IHF             Health &
                                                                    Corporation   Holdings, Inc.  Fitness, Inc.
Operating activities:
 Net income (loss)                                                  $ (12,881)    $ (10,077)      $  (6,483)
 Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating activities:
   Provision (benefit) for deferred taxes                              (9,493)       (9,493)         (8,417)
   Depreciation and amortization                                        5,561         5,561           5,561
   Amortization of deferred financing fees and debt discount            6,018         6,018           1,348
   Compensation expense attributable to options                        12,303        12,303          12,303
   Interest expense attributable to dividends on preferred stock        2,804             -               -
   Changes in operating assets and liabilities:
    Accounts receivable                                               (14,106)      (14,106)        (14,106)
    Inventories                                                       (41,429)      (41,429)        (41,429)
    Income taxes receivable/payable                                       130           130             130
    Other assets                                                       (5,837)       (5,837)         (5,837)
    Accounts payable and accrued expenses                              29,961        29,961          29,961
    Payable to Weider                                                  (4,697)       (4,697)         (4,697)
                                                                    ---------     ---------       ---------

 Net cash provided by (used in) operating activities                  (31,666)      (31,666)        (31,666)
                                                                    ---------     ---------       ---------

Investing activities:
 Purchases of property and equipment                                   (7,977)       (7,977)         (7,977)
 Payment for non-compete agreements                                    (4,070)       (4,070)         (4,070)
                                                                    ---------     ---------       ---------

 Net cash used in investing activities                                (12,047)      (12,047)        (12,047)
                                                                    ---------     ---------       ---------

Financing activities:
 Borrowings (payments) on revolving loans and lines of credit, net     66,400        66,400          66,400
 Proceeds from long-term debt                                         194,999       194,999         135,006
 Payments on long-term debt                                           (58,197)      (58,197)        (58,197)
 Proceeds from issuance of common stock                                39,004        39,004          91,288
 Payments of dividends                                                   (243)         (243)           (243)
 Distributions to stockholders                                       (166,738)     (166,738)       (166,738)
 Payment of debt financing fees                                       (27,508)      (27,508)        (19,799)
                                                                    ---------     ---------       ---------

 Net cash provided by financing activities                             47,717        47,717          47,717
                                                                    ---------     ---------       ---------

Effect of exchange rate changes on cash                                     -             -               -
                                                                    ---------     ---------       ---------

Net increase (decrease) in cash                                         4,004         4,004           4,004
Cash, beginning of period                                                  95            95              95
                                                                    ---------     ---------       ---------

Cash, end of period                                                 $   4,099     $   4,099       $   4,099
                                                                    =========     =========       =========


ICON Fitness Corporation, IHF Holdings, Inc. and
ICON Health & Fitness, Inc.
Notes to Consolidated Financial Statements

1.   Basis of Presentation and Description of the Business

     Basis of Presentation - The consolidated financial statements include the accounts of ICON Fitness Corporation ("ICON"), its wholly-owned subsidiary IHF Holdings, Inc. ("IHF Holdings"), IHF Holdings' wholly-owned subsidiary, ICON Health & Fitness, Inc. ("Health & Fitness") and Health & Fitness' wholly-owned subsidiaries (collectively, the "Company"). Health & Fitness was formerly known as Weslo, Inc. and its wholly-owned subsidiaries, ProForm Fitness Products, Inc. and its wholly-owned subsidiaries, and American Physical Therapy, Inc. (collectively, the "Recapitalized Companies"). The minority interest in IHF Holdings represented cumulative redeemable preferred stock held by certain shareholders of ICON's parent, IHF Capital, Inc. ("IHF Capital") (Note 9). Prior to the incorporation of ICON on November 12, 1996 and the concurrent contribution of IHF Capital's investment in IHF Holdings to ICON in exchange for all of the outstanding common stock of ICON, IHF Holdings was a wholly-owned subsidiary of IHF Capital. ICON's financial statements carry over the historical financial position and results of operations of IHF Capital, adjusted to reflect the fact that it is a wholly-owned subsidiary of IHF Capital. Other than the Senior Discount Notes (Note 8) and related deferred financing fees and deferred income tax benefit, all assets and liabilities of ICON are those of IHF Holdings. Other than the Senior Secured Notes (Note 8) and related deferred financing fees and deferred income tax benefit and the cumulative redeemable preferred stock (Note 9) issued by IHF Holdings, all assets and liabilities of IHF Holdings are those of Health & Fitness. The cumulative redeemable preferred stock was redeemed with the proceeds of the Senior Discount Notes in November of 1996.

     Description of Business - The Company is principally involved in the development, manufacturing and distribution of home fitness equipment and is considered to operate in only one industry segment. The majority of the Company's revenues are derived from the sale of two or three aerobic fitness product lines in domestic markets. Because product life cycles can be short in the fitness industry, the Company emphasizes new product innovation and product repositioning. The Company primarily sells its products to retailers and, to a limited extent, to end-users through direct response advertising efforts and retail outlets.

     The Recapitalization - On November 14, 1994 the recapitalization (the "Recapitalization") took place as follows: (1) the existing shareholders of the Recapitalized Companies contributed their capital stock of the Recapitalized Companies to IHF Capital, IHF Holdings and Health & Fitness in exchange for $21.9 million of Class A and Class L Common Stock of IHF Capital, $36.0 million of IHF Holdings Preferred Stock, warrants to purchase Class A Common Stock of IHF Capital, and $159.3 million of demand promissory notes of Health & Fitness (the "Shareholder Notes"); (2) certain senior executives of the Company exchanged their options to purchase capital stock of the Recapitalized Companies for $34.7 million of replacement options and warrants to purchase Class A and Class L Common Stock of IHF Capital and $4.0 million of options to purchase preferred stock of IHF Holdings; (3) affiliates of Bain Capital, Inc. ("Bain Capital") and certain other parties purchased $40.4 million of Class A and Class L Common Stock of IHF Capital, (4) the 13% Senior Subordinated Notes and 15% Senior Secured Discount Notes were issued (Note 8), the proceeds of which were used to repay the Shareholder Notes; and (5) Health & Fitness caused the Recapitalized Companies to be merged with and into itself. As a result of the Recapitalization, IHF Holdings owns all of the outstanding capital stock of Health & Fitness, and IHF Capital owned all of the outstanding common stock of IHF Holdings.

     Concurrent with the closing of the Recapitalization, the Company obtained exclusive licenses to market certain fitness equipment and certain non-ingestive sports medicine products under the "Weider" and related brand names (Note 14).

2.   Significant Accounting Policies

     Principles of Consolidation - All significant intercompany accounts and transactions have been eliminated in the consolidation of the Company.

     Cash- Substantially all of the Company's cash is held by two banks at May 31, 1997. The Company does not believe that as a result of this concentration it is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships.

     Inventories - Inventories include freight-in, materials, labor, and manufacturing overhead costs and are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

     Asset Held for Sale - In connection with the HealthRider Acquisition (Note
     3), the Company acquired certain real estate which had served as HealthRider's headquarters and which management expects to sell in the near-term. The real estate is subject to a mortgage note payable (Note 8), and the Company currently leases a portion of the building to tenants (Note
     13). At May 31, 1997, the carrying value of this asset reflects the amount of the original purchase price of HealthRider which had been ascribed to the property and represents management's best estimate of the net sales price to be received when the property is sold.

     Property and Equipment - Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets. Expenditures for renewals and improvements are capitalized, and maintenance and repairs are charged to operations.

     Trademarks - In connection with the HealthRider Acquisition (Note 3) and the Weider Sports and CanCo Acquisitions (Note 14), $12,024,000 and $6,915,000, respectively, was ascribed to trademarks. These assets are being amortized on a straight-line basis over 20 years. At May 31, 1997, trademarks are net of accumulated amortization of $703,000.

     Concurrent with the acquisitions, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Assets to Be Disposed Of".
     Adoption of the standard did not have any impact on the Company's financial condition, results of operations, or cash flows. SFAS No. 121 requires the assessment of whether there has been an impairment whenever events or circumstances indicate that the carrying amount of long-lived assets may not be recoverable. The Company evaluates potential impairment by comparing anticipated undiscounted future cash flows from the acquired businesses with the carrying value of the trademarks.

     With respect to the HealthRider trademark, HealthRider had experienced losses and operating cash flow deficits in 1996 through the date of acquisition. These negative indicators were the results of a concentration of sales in one product line with a rapidly shrinking market. Subsequent to the acquisition, the Company restructured the operations, invested in further enhancing the HealthRider name and broadened the market focus of the HealthRider line of products. As a result, management expects to generate future profits from the HealthRider business line. Accordingly, at May 31, 1997, management believes that there has been no impairment in the value of the HealthRider trademark.

     Non-Compete Agreements - Included in long-term other assets are capitalized costs associated with non-compete agreements the Company entered into with certain key executives of the Company for a four year term. These assets are being amortized using the straight-line method over the life of the agreements (Note 7).

     Deferred Financing Costs - The Company deferred certain debt issuance costs relating to the establishment of the Credit Agreement (Note 8) and the issuance of the 13% Senior Subordinated Notes, the 14% Senior Discount Notes and the 15% Senior Secured Notes (collectively referred to as the "Notes"). These costs are capitalized in long-term other assets and are being amortized using the straight-line method for costs associated with the Credit Agreement and the effective interest method for costs associated with the Notes (Note 7).

     Advertising Costs - The Company expenses the costs of advertising as incurred, except for direct response advertising, which is capitalized and amortized over its expected period of future benefit, generally twelve months. Direct response advertising costs consist primarily of costs to produce infomercials for the Company's products. At May 31, 1997 and 1996, $801,000 and $1,422,000, respectively, were included in other long-term assets. For the years ended May 31, 1997, 1996 and 1995, total advertising expense was approximately $31,810,000, $22,537,000 and $23,846,000, respectively.

     Revenue Recognition - The Company recognizes revenue upon the shipment of
     product to the customer.   Allowances are recognized for estimated returns,
     discounts, advertising programs, and warranty costs associated with these sales. Finance charges under the Company's payment plans are recognized as other income.

     Concentration of Credit Risk - Financial instruments which potentially expose the Company to concentration of credit risk include trade accounts receivable. To minimize this risk, ongoing credit evaluations of customers' financial condition are performed and reserves are maintained; however, collateral is not required. A significant portion of the Company's sales in the retail sector are made to two customers, Sears Roebuck ("Sears") and Sam's Wholesale Clubs ("Sam's"). Sears accounted for approximately 29%, 34% and 31% of total sales for the years ended May 31, 1997, 1996 and 1995, respectively. Sam's accounted for approximately 8%, 8% and 12% of total sales for the years ended May 31, 1997, 1996 and 1995, respectively. Accounts receivable from these two customers accounted for approximately 38% and 37% of total accounts receivable at May 31, 1997 and 1996, respectively. Accounts receivable from Sears accounted for approximately 34% and 32% of gross accounts receivable at May 31, 1997 and 1996, respectively. Accounts receivable from a third customer, Service Merchandise Company, accounted for 6% and 11% of gross accounts receivable at May 31, 1997 and 1996, respectively.

     Research and Development Costs - Research and product development costs are expensed as incurred. Research and development activities include the design of new products and product enhancements and are performed by both internal and external sources.

     Income Taxes - The Company accounts for income taxes utilizing the asset and liability method as prescribed by SFAS No. 109, "Accounting for Income Taxes". SFAS 109 requires the Company to record in its balance sheet deferred tax assets and liabilities for expected future tax consequences of events that have been recognized in different periods for financial statements versus tax returns.

     Prior to the redemption of the IHF Holdings preferred stock (Note 9) and incorporation of ICON, IHF Capital filed a separate tax return and Health & Fitness was included as part of the consolidated tax return filed by IHF Holdings. Currently, ICON, IHF Holdings and Health & Fitness are included as part of the consolidated tax return filed by IHF Capital. The income tax provisions for ICON, IHF Holdings and Health & Fitness have been prepared as though they were separate companies.

     Foreign Operations - Assets and liabilities of the Company's European and Canadian subsidiaries are translated into U.S. dollars at the applicable rates of exchange at each period end. The Company's foreign transactions are primarily denominated in Canadian dollars, British pounds, French francs and Italian Lire, and transactions with foreign entities that result in income and expense for the Company are translated at the average rate of exchange during the period. Translation gains and losses are reflected as a separate component of stockholders' equity. Transaction gains and losses are recorded in the consolidated statements of income and were not material in the years ended May 31,1997, 1996 and 1995.

     In the years ended May 31, 1997 and 1996, the Company's foreign operations represented less than 10% of the Company's net sales and effects of exchange rate changes have not had a material impact on the Company's earnings. To date, foreign earnings have been invested in local operations and have not been remitted to the domestic parent.

     Foreign Currency Hedges - The Company enters into foreign currency forward exchange contracts to hedge foreign currency transactions on a continuing basis for periods consistent with its anticipated or committed foreign currency exposures on purchases in Canadian dollars. The effect of this practice is to minimize the impact of foreign exchange rate movements on the Company's operating results. The Company's hedging activities do not subject the Company to significant exchange rate risk because gains and losses on these contracts offset losses and gains on the assets and transactions being hedged. Unrealized gains and losses on these contracts are deferred and accounted for as part of the hedged transactions. Cash flows from these contracts are classified in the Statement of Cash Flows in the same category as the hedged transactions. As of May 31, 1997, 1996 and 1995 the Company had approximately $22 million Canadian, $25 million Canadian and $19 million Canadian, respectively, of open forward exchange contracts to sell Canadian dollars throughout fiscal years May 31, 1998, 1997 and 1996, respectively. The fair value of these forward exchange contracts are based on quoted market prices. At May 31, 1997 the estimated unrealized loss on outstanding forward exchange contracts was $217,000 and at May 31, 1996 the estimated unrealized gain was $163,000. During 1997, 1996 and 1995 the Company recognized gains of $149,000, $169,000 and $160,000, respectively, upon the settlement of foreign currency transactions denominated in Canadian dollars.

     Barter Transaction - Included in other current assets at May 31, 1997 is a barter credit of $6,240,000 which was recorded in connection with a barter agreement the Company entered into during fiscal 1997. The Company recorded the barter credit at the fair value of the inventory exchanged and recorded a gain of $2,095,000 in connection with the transaction. The Company intends to use this asset primarily to purchase advertising during fiscal 1998.

     Accounting for Stock-Based Compensation - The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans and related equity issuances. Under these standards, no compensation expense is recognized for stock options issued to employees ("qualified employees") provided the exercise price per share equals the fair market value of the Company's common stock at the date of grant.

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123 , "Accounting for Stock-Based Compensation". This standard became effective in fiscal 1997 and requires that compensation for stock options and related equity instruments issued to qualified employees be measured at fair value. Fair value is determined using the minimum value pricing model and the resulting expense is recognized over the service period which is generally the vesting period. The Company has elected to implement SFAS No. 123 on a disclosure basis only (Note 10).

     Fair Value of Financial Instruments - The fair value of financial instruments including cash, accounts receivable, accounts payable, accrued liabilities, convertible redeemable preferred stock and long-term debt approximate book values at May 31, 1997 and 1996, except for the long-term debt included in the following table. The carrying value for the Senior Subordinated Notes and the Senior Secured Notes was established based on market conditions at the time the debt was issued. The estimated fair value for the long-term notes is based on quoted market prices (in thousands):

                                                   1997                      1996
                                            ---------------------    ----------------------
                                            Carrying   Estimated     Carrying    Estimated
                                            Amount     Fair Value    Amount      Fair Value
     13% Senior Subordinated Notes          $ 99,503   $ 113,400     $ 99,298    $ 112,894
     14% Senior Discount Notes                88,204      85,860            -            -
     15% Senior Secured Discount Notes        79,571     102,713       69,147       85,353

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

     Reclassifications - Reclassifications have been made to the 1996 financial statements to conform to the 1997 presentation. These reclassifications had no effect on net income for 1996 or 1995.

3.   HealthRider Acquisition

     On August 16, 1996, the Company: (i) purchased substantially all the assets of HealthRider, Inc. ("HealthRider"), a distributor of aerobic home fitness equipment, for approximately $16.1 million and assumed (or refinanced) substantially all of the liabilities of HealthRider (including $.7 million of fees and expenses related to the acquisition); (ii) purchased certain related manufacturing assets of Parkway Manufacturing, Inc., ("Parkway"), including Parkway's contract to manufacture and supply upright rowers to HealthRider, for approximately $10.1 million (includes the payment of $1.0 million of trade payables owed to Parkway by HealthRider); and (iii) purchased the minority interest of HealthRider's European subsidiary for approximately $1.4 million; (of which $1.3 million was paid in cash and $.1 million was paid in inventory) (together, the "HealthRider Acquisition").

     The HealthRider Acquisition was funded through additional borrowings under the Credit Agreement with General Electric Capital Corporation (the "Credit Agreement") (Note 8).

     The HealthRider Acquisition has been accounted for under the purchase method of accounting. Accordingly, the purchase price plus direct costs of the acquisition have been allocated to the assets acquired and liabilities assumed based on their relative fair values as of the closing date. The results of operations of HealthRider have been consolidated with the Company's results from August 16, 1996.

     The following unaudited pro forma summary presents the consolidated results of operations assuming that the HealthRider Acquisition had occurred on May 31, 1995. The historical results for ICON, IHF Holdings and Health & Fitness for fiscal 1996 have been combined with the HealthRider results for the 12 months ended June 30, 1996. The results of HealthRider for the month ended June 30, 1996 have also been utilized in preparing the combined results of the Company and HealthRider for fiscal 1997. No adjustments are required to conform the accounting policies of HealthRider to those of the Company. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the transaction been effected on the date indicated above or of results which may occur in the future. The Company expects that HealthRider revenues in the periods subsequent to the HealthRider Acquisition will decline substantially. In addition, the pro forma summary excludes certain non-recurring charges related to the HealthRider Acquisition including a $13.2 million non-recurring, non-cash charge resulting from the fact that the Company's purchase accounting included writing-up the book value of the HealthRider inventory to fair market value less estimated sales costs.


                                                     Year Ended May 31,
                                                      (in thousands)
                          -----------------------------------------------------------------------------
                                         1997                                   1996
                          --------------------------------------  -------------------------------------
                                         IHF          Health &                  IHF          Health &
                           ICON          Holdings     Fitness      ICON         Holdings     Fitness
                          (unaudited)   (unaudited)  (unaudited)  (unaudited)  (unaudited)  (unaudited)
     Net sales            $  852,362    $  852,362   $  852,362   $  985,142    $  985,142   $  985,142

     Net income (loss)       (32,705)      (26,568)     (18,143)        (157)        4,943       11,811


4.   Accounts Receivable

     Accounts receivable, net, consist of the following (table in thousands):

                                                            May 31,
                                                  ----------------------------
                                                      1997             1996
                                                  -----------      -----------

     Accounts receivable                          $   201,778      $   134,464
     Less allowance for doubtful accounts,
     advertising and credit memos                      (8,953)          (7,595)
                                                  -----------      -----------

                                                  $   192,825      $   126,869
                                                  ===========      ===========

     At May 31, 1997, accounts receivable are net of $324,000 of unearned interest charges resulting from the Company's multi-month payment plans.

5.   Inventories

     Inventories consist of the following (table in thousands):

                                                                 May 31,
                                                        ------------------------
                                                           1997           1996
                                                        ---------      ---------
     Raw materials, principally parts and supplies      $  27,974      $  26,264
     Finished goods                                        93,864         69,658
                                                        ---------      ---------
                                                        $ 121,838      $  95,922
                                                        =========      =========

     Inventories are net of allowances of $2,761,000 and $2,122,000 at May 31, 1997 and 1996, respectively. These allowances are established based on management's estimates of inventory held at year end that is potentially obsolete or for which its market value is below cost.

6.   Property and Equipment

     Property and equipment, net, consists of the following (table in thousands):

                                                                  May 31,
                                                          -----------------------
                                                            1997           1996
                                                          --------       --------
                                           Estimated
                                           Useful Life
                                           (Years)
     Land                                  -              $  2,371       $  1,230
     Buildings and improvements            up to 31         17,130         11,235
     Equipment                             3-7              59,318         37,191
     Construction in progress              -                   261          2,397
                                                          --------       --------

                                                            79,080         52,053
     Less accumulated depreciation                         (27,342)       (19,741)
                                                          --------       --------
                                                          $ 51,738       $ 32,312
                                                          ========       ========

     For the years ended May 31, 1997, 1996 and 1995, the Company recorded depreciation expense of $11,630,000, $6,188,000 and $5,052,000, respectively.

7.   Other Assets

     Other assets consist of the following (table in thousands):


                                                                       May 31,
                                    -----------------------------------------------------------------------------
                                                      1997                                   1996
                                    -------------------------------------   -------------------------------------
                                                  IHF          Health &                   IHF          Health &
                                    ICON          Holdings     Fitness      ICON          Holdings     Fitness
     Non-compete agreements         $    1,526    $    1,526   $    1,526   $    2,544    $    2,544    $    2,544
     Deferred financing costs           25,150        21,059       16,022       22,284        22,284        16,057
     Deferred advertising costs            801           801          801        1,422         1,422         1,422
     Other                                 680           680          680        1,102         1,102         1,102
                                    ----------    ----------   ----------   ----------    ----------    ----------

                                    $   28,157    $   24,066   $   19,029   $   27,352    $   27,352    $   21,125
                                    ==========    ==========   ==========   ==========    ==========    ==========

     At May 31, 1997 and 1996, capitalized non-compete payments made to the Company's key executives are net of accumulated amortization of $2,544,000 and $1,526,000, respectively.

     At May 31, 1997 and 1996 capitalized deferred financing costs are net of accumulated amortization of $9,821,000 and $5,224,000, respectively, for ICON; $9,472,000 and $5,224,000, respectively, for IHF Holdings; and $6,800,000 and $3,742,000, respectively, for Health & Fitness.

8.   Long-Term Debt

     Long-term debt consists of the following (table in thousands):

                                                                          May 31,
                                      ----------------------------------------------------------------------------
                                                      1997                                      1996
                                      -------------------------------------     ----------------------------------
                                                   IHF           Health &                    IHF          Health &
                                      ICON         Holdings      Fitness        ICON         Holdings     Fitness
     Revolving Credit Facility        $  178,781   $  178,781    $  178,781     $  80,000    $  80,000    $  80,000
     Term Loan A Facility                 13,956       13,956        13,956        16,875       16,875       16,875
     Term Loan B Facility                 17,080       17,080        17,080        17,438       17,438       17,438
     Note Payable, interest rate of
      9.25% at May 31, 1997,
      monthly installments of
      $166, remaining principal
      due April 2003, secured by
      the HealthRider building            15,935       15,935        15,935             -            -            -
     13% Senior Subordinated
        Notes, face amount $101,250
        net of unamortized discount
        of $1,747 at May 31, 1997
      and $1,952 at May 31, 1996          99,503       99,503        99,503        99,298       99,298       99,298
     15% Senior Secured Discount
        Notes, face amount $123,700
        net of unamortized discount
        of  $44,129 at May 31, 1997
        and $54,553 at May 31, 1996       79,571       79,571             -         69,147      69,147            -
     14% Senior Discount Notes,
      face amount $162,000 net
      of unamortized discount of
      $73,796 at May 31, 1997             88,204            -             -              -           -            -
     Other                                 1,771        1,771         1,771              -           -            -
                                      ----------   ----------    ----------      ---------   ---------    ---------

                                         494,801      406,597       327,026        282,758     282,758      213,611
     Less current portion                 (5,401)      (5,401)       (5,401)        (3,065)     (3,065)      (3,065)
                                      ----------   ----------    ----------      ---------   ---------    ---------

       Total long-term debt           $  489,400   $  401,196    $  321,625      $ 279,693   $ 279,693    $ 210,546
                                      ==========   ==========    ==========      =========   =========    =========

     In addition, the Company had $4,430,000 in outstanding letters of credit under its Revolving Credit Facility at May 31, 1997.

     Credit Agreement
     In connection with the Recapitalization (Note 1), the Company, through Health & Fitness, entered into a Credit Agreement with a syndicate of banks. Borrowings under the Amended and Restated Credit Agreement consist of the Revolving Credit Facility, the Term Loan A Facility, and the Term Loan B Facility, and are secured by a perfected first priority security interest in the assets of Health & Fitness and its subsidiaries. Under the terms of the Credit Agreement, Health & Fitness must comply with certain restrictive covenants, which include the requirement that Health & Fitness maintain minimum amounts of profitability, solvency, and liquidity. In addition, the Credit Agreement restricts Health & Fitness from making certain payments, including dividend payments, to its shareholders. At May 31, 1997, Health & Fitness was in compliance with all of its financial covenants. Management believes that Health & Fitness will be in compliance with its financial covenants through 1998 and, therefore, borrowings under the Credit Agreement have been classified as long-term, exclusive of amounts due within one year under the Term Loan A Facility and Term Loan B Facility.

     Revolving Credit Facility
     As of May 31, 1996, the agreement provided for borrowings of up to $160.0 million based upon a percentage of eligible accounts receivable and inventories. As of August 23, 1996, the Credit Agreement was amended to permit total borrowings of up to $310.0 million, with certain changes to the percentage of eligible receivables and inventory, in order to fund the HealthRider Acquisition (Note 3), the settlement of the WHF Litigation (Note 14), the Weider Sports and CanCo Acquisitions (Note 14) and other working capital needs. The Revolving Credit Facility expires on November 14, 1999. Advances under the Revolving Credit Facility bear interest, at the Company's option, at either (1) a margin of 1.50% to 2.50% over the rate at which certain Eurodollar deposits are offered in the interbank Eurodollar market (the "LIBOR Rate") or (2) a margin of 0% to 1.00% over the higher of (a) the highest of the most recently published or announced prime corporate base, reference or similar benchmark rate announced by Bankers Trust Company or (b) the published rate for ninety-day dealer placed commercial paper (the "Index Rate") (8.32% rate as of May 31, 1997 under the LIBOR Rate option). The applicable margin is based on the Company's debt service ratio. The Company is required to pay a fee of between .375% to 0.5% per annum on the average unused commitment under the Revolving Credit Facility. For the years ended May 31, 1997, 1996 and 1995, the Company paid an unused commitment fee of $421,000, $196,000 and $42,000, respectively. As of May 31, 1997, $19.8 million was available to be borrowed under the Revolving Credit Facility.

     Term Loan A Facility
     Under the Term Loan A Facility, $17,500,000 was advanced on November 14, 1994. Quarterly payments of $625,000 became due beginning March 31, 1996 and increased to $937,500 beginning March 31, 1997. Quarterly payments increase to $1,250,000 beginning March 31, 1998, and to $1,562,500 beginning March 31, 1999, with the balance of $1,562,500 due at maturity on November 14, 1999. Advances under the Term Loan A Facility bear interest, at the Company's option, at a rate equal to either (1) a margin of 1.75% to 2.75% over the LIBOR Rate or (2) a margin of 0.25% to 1.25% over the Index Rate (8.05% as of May 31, 1997 under the LIBOR Rate option).

     Term Loan B Facility
     Under the Term Loan B Facility, $17,500,000 was advanced on November 14, 1994. Quarterly payments of $62,500 are due beginning March 31, 1996. Quarterly payments increase to $1,562,500 beginning March 31, 2000 through September 30, 2001, and the balance of $5,562,500 is due at maturity on November 14, 2001. Advances under the Term Loan B Facility bear interest, at the Company's option, at a rate equal to either (1) a margin of 2.25% to 3.25% over the LIBOR Rate or (2) a margin of 0.75% to 1.75% over the Index Rate (8.55% as of May 31, 1997 under the LIBOR Rate option).

     In addition, the Company is required to use the proceeds of permitted sales of assets to pay down the Term Loan A and Term Loan B Facilities.

     A portion of the proceeds from the Credit Agreement were used to repay the long-term debt outstanding prior to the Recapitalization.

     Senior Subordinated Notes
     In conjunction with the Recapitalization (Note 1), the Company issued $101,250,000 face amount (net proceeds of $100.0 million) of 13% Senior Subordinated Notes of Health & Fitness (the "Senior Subordinated Notes") and warrants to purchase 200,000 shares of Class A and 20,000 shares of Class L Common Stock of IHF Capital. The Senior Subordinated Notes are unsecured and bear interest at 13%, payable January 15 and July 15 through the maturity date of July 15, 2002. The warrants have an exercise price of $.01 per share and expire on November 14, 1999. In conjunction with the sale, $968,000 of the issuance price was ascribed to the warrants and is included in the total discount on the notes. This discount is being amortized using the effective interest method.

     Upon certain asset sales, the Company may be obligated to purchase the Senior Subordinated Notes with the net cash proceeds of the asset sales at a redemption price of 100% of principal plus accrued and unpaid interest. Prior to November 15, 1997, up to $35 million of principal of the Senior Subordinated Notes may be redeemed at the Company's option with the proceeds of the sale in a public offering of the common stock of IHF Holdings or any of its parents or subsidiaries at a redemption price equal to 112.25% of the principal, together with accrued and unpaid interest at the redemption date. On or after November 15, 1998, the Senior Subordinated Notes may be redeemed at the Company's option, in whole or in part, at redemption prices ranging from 110.00% of principal amount in the year ended November 14, 1999, plus accrued and unpaid interest, to 100% of principal amount subsequent to November 14, 2001, plus accrued and unpaid interest.

     Senior Secured Discount Notes
     In conjunction with the Recapitalization (Note 1), the Company issued $123,700,000 face amount (net proceeds of $60.0 million) of 15% Senior Secured Discount Notes of IHF Holdings (the "Senior Secured Notes") and warrants to purchase 800,000 shares of Class A and 80,000 shares of Class L Common Stock of IHF Capital. The Senior Secured Notes are senior secured obligations of IHF Holdings, which begin bearing cash interest of 15% at November 15, 1999, payable each May 15 and November 15 thereafter, through the maturity date of November 15, 2004. Although Health & Fitness provides no guarantee of these obligations, the operations and cash flows of the Company are those of Health & Fitness. Accordingly, the ability to make cash payments of interest and principal on the Senior Secured Notes is contingent on the ability of Health & Fitness to dividend funds to IHF Holdings, as subject to certain restrictions in the Credit Agreement. In conjunction with the sale, $3,838,000 of the issuance price was ascribed to the warrants and is included in the total discount on the notes. This discount is being amortized using the effective interest method.

     Upon certain asset sales, the Company may be obligated to purchase the Senior Secured Notes with the net cash proceeds of those sales at a redemption price of 100% of the accreted value plus accrued and unpaid interest. The accreted value increases from the initial discount price through November 15, 1999 to 100% of the face amount of the discount notes at that date. The Company is required to use at least 50% of the net proceeds of a public offering of the common stock of IHF Holdings or any of its parents or subsidiaries for the repurchase of the Senior Secured Notes at a redemption price of 114.00% of accreted value. On or after November 15, 1999, the Senior Secured Notes may be redeemed at the Company's option, in whole or in part, at redemption prices ranging from 107.50% of principal amount in the year ended November 14, 2000, to 100% of principal amount subsequent to November 14, 2001, plus accrued and unpaid interest.

     Senior Discount Notes
     On November 20, 1996, ICON issued $162,000,000 face amount (net proceeds of $82.5 million) of 14% Series A Senior Discount Notes (the "Senior Discount Notes"). The Senior Discount Notes are secured by the capital stock of IHF Holdings held by ICON but are effectively subordinated to all indebtedness and other liabilities of ICON's subsidiaries. The Senior Discount Notes begin bearing cash interest of 14% at May 15, 2002, payable each May 15 and November 15, thereafter, through the maturity date of November 15, 2006. Although Health & Fitness provides no guarantee of these obligations, the operations and cash flows of the Company are those of Health & Fitness. Accordingly, the ability to make cash payments of interest and principal on the Senior Discount Notes is contingent on the ability of Health & Fitness to dividend funds to ICON, as subject to certain restrictions in the Credit Agreement.

     Upon the completion of a public offering by ICON or any of its parents or subsidiaries, the Company will be required to repurchase the Senior Discount Notes at redemption prices ranging from 104.00% of accreted value in the year ended November 15, 1997 to 110.00% of accreted value in the year ended November 15, 2001. The accreted value increases from the initial discount price at a rate of 14% compounded semi-annually through November 15, 2001. Thereafter, the required redemption price ranges from 110.00% of the principal amount plus accrued and unpaid interest in the year ended November 2002 to 100% of the principal amount plus accrued and unpaid interest in the year ended November 2005 and thereafter. At any time prior to November 15, 2000, the Company may elect to repurchase up to all of the Senior Discount Notes at these same redemption prices. Subsequent to November 15, 2000, the Company may elect to repurchase up to $62.0 million face amount of the amounts at these same redemption prices.

     The net proceeds from the issuance of the Senior Discount Notes were used to fund the purchase of the IHF Capital common stock and IHF Holdings preferred stock in connection with the WHF Settlement (Note 14).

     Degree of Leverage and Change in Control
     The degree to which the Company is leveraged could have important consequences, including the following: (i) the Company's ability to obtain additional financing for working capital or other purposes in the future may be limited; (ii) a substantial portion of the Company's cash flow from operations will be dedicated to the payment of the principal of and interest on its indebtedness, thereby reducing funds available for operations; and (iii) the Company may be more vulnerable to economic downturns and be limited in its ability to withstand competitive pressures.

     Upon a change in control, as defined in the notes agreements, each holder of the Senior Discount Notes, Senior Secured Notes and Senior Subordinated Notes may require the Company to repurchase all or a portion of such holder's notes at a cash purchase price equal to 101% of the principal amount, plus accrued and unpaid interest, if any, to the date of repurchase. The Credit Agreement provides that the occurrence of such a change of control, as defined therein, constitutes an event of default under the Credit Agreement, which could require immediate payment of the Revolving Credit Facility, Term Loan A Facility and Term Loan B Facility.

     Future Payments
     As of May 31, 1997, the scheduled future principal payments of long-term debt (excluding the Revolving Credit Facility) are as follows (in thousands):

                                           IHF          Health &
         Year ended May 31,     ICON       Holdings     Fitness
         1998                   $  5,401   $  5,401     $  5,401
         1999                      6,588      6,588        6,588
         2000                      7,411      7,411        7,411
         2001                      7,244      7,244        7,244
         2002                      9,351      9,351        9,351
         Thereafter              399,697    237,697      113,997


9.   Cumulative Redeemable Preferred Stock - IHF Holdings

     Authorization and Issuance of Series A Cumulative Redeemable Preferred
     Stock
     As part of the Recapitalization (Note 1), IHF Holdings authorized 8,000 shares of Series A-1 Cumulative Redeemable Preferred Stock ("Series A-1 Preferred") and 2,042 shares of Series A-2 Cumulative Redeemable Preferred Stock ("Series A-2 Preferred"). The Series A-1 Preferred and Series A-2 Preferred (referred to collectively as the "Series A Preferred") were equivalent in all respects, except with respect to voting rights. In exchange for common stock and options in the Recapitalized Companies, 8,000 shares of Series A-1 Preferred and 1,000 shares of Series A-2 Preferred were issued to Weider Health & Fitness ("WHF") at a stated issue price of $4,000 per share, and options to purchase 1,042 Series A-2 Preferred were issued to certain officers of the Company. The options had an exercise price of $158.93 per share, subsequent to adjustment as defined in the option agreement, and expired on May 31, 2004. Compensation expense and a corresponding credit to the Series A Preferred carrying value of $4,000,000 was recorded at the date such options were granted.

     The Series A Preferred bore dividends at the rate of 12.75% per year with such dividends also accruing on the shares of Series A Preferred which were subject to the options held by certain officers of the Company. The redemption price of the Series A Preferred was $4,000 per share plus accrued and unpaid dividends. Management anticipated that the option to redeem the Series A Preferred would be exercised and, for the years ended May 31, 1997, 1996 and 1995, accrued dividends of $2.1 million,
     $5.1 million and $2.8 million, respectively, on the issued and outstanding preferred shares and outstanding options. Dividends accrued to the minority shareholders of IHF Holdings were charged to ICON's operations.
     In connection with the settlement of the WHF Litigation (Note 14), the IHF Holdings preferred stock and the options to purchase IHF Holdings preferred stock were redeemed.

10.  Stockholders' Equity

     Preferred Stock
     For the year ended May 31, 1994 and through November 14, 1994, the Recapitalized Companies had 100,000 authorized shares of preferred stock with a $100 par value of which 65,492 shares were issued and outstanding and held by WHF. Dividends accumulated quarterly at $2.50 per share. For the period from June 1, 1994 to November 14, 1994, $243,000 of dividends had accrued and were paid in conjunction with the Recapitalization (Note
     1). In connection with the Recapitalization, the preferred stock was exchanged for stock of IHF Holdings and IHF Capital.

     Common Stock and Additional Paid-in Capital
     In conjunction with the Recapitalization, IHF Holdings issued 1,000 shares of common stock, received a capital contribution of $75.0 million from its parent IHF Capital (net of IHF Capital's $657,000 receivable from officers related to the Recapitalization), and contributed capital of $163.4 million (net of the $657,000 receivable) to Health & Fitness. Health & Fitness exchanged all common and preferred stock in the Recapitalized Companies (Note 1), issuing 1,000 shares of new common stock, to IHF Holdings. All of the common stock of the Recapitalized Companies that was issued and outstanding prior to the Recapitalization was retired as part of that transaction. In connection with the incorporation of ICON (Note 1), 100 shares of common stock, were issued to IHF Capital in exchange for its investment in IHF Holdings. Each of ICON, IHF Holdings and Health & Fitness have 3,000 authorized shares of $.01 par value common stock.

     Stock Options
     Prior to the Recapitalization, certain officers held options to purchase shares of the Recapitalized Companies. The exercise prices were based upon the fair market value of the Recapitalized Companies on the date the options were granted. The options became fully vested during the year ended May 31, 1994. During the year ended May 31, 1994, a portion of these options were exercised in exchange for receivables from officers. As part of the Recapitalization (Note 1), all remaining options to purchase shares in the Recapitalized Companies were exchanged for options to purchase Series A Preferred of IHF Holdings (Note 9) and options to purchase common stock of IHF Capital. Compensation charges, including related payroll taxes, totaling $39.0 million were recorded in the year ended May 31, 1995, relating to the exchange of these options and warrants (including $4.0 million related to the issuance of the Series A-2 Preferred options).

     1994 Stock Option Plan
     In November 1994, the 1994 Stock Option Plan (the "1994 Plan") was adopted by the Company and approved by the Board of Directors. The 1994 Plan originally provided for the granting of options to purchase up to 1,200,000 shares of Class A common stock of IHF Capital. The Board of Directors determines which individuals shall receive options, the time period during which the options may be exercised, the exercise price (which cannot be less than the fair market value of the Class A Common Stock on the date of grant), and whether or not the options are incentive stock options as defined in Section 422 of the Internal Revenue Code of 1986. Expired and canceled options are not made available for future grant. In 1996, the plan was amended to provide for the granting of up to 2,110,207 shares of Class A Common Stock.

     Activity under the 1994 Plan is summarized as follows:

                                                                                 Weighted
                                               Number of      Range of           Average
                                               Optioned       Exercise Price     Exercise Price
                                               Shares         per Share          Per Share

     Outstanding at May 31, 1994                       -              -                -
     Granted                                   1,146,331      $0.10-8.92           $1.76
     Exercised                                  (634,117)          $0.10           $0.10
                                               ---------

     Outstanding at May 31, 1995                 512,214      $0.10-8.92           $3.82
     Granted                                     963,876           $5.80           $5.80
     Exercised                                    (7,617)     $0.10-5.80           $1.00
     Forfeited                                   (44,539)          $0.10           $0.10
                                               ---------

     Outstanding at May 31, 1996               1,423,934      $.10-$8.92           $5.27
     Exercised                                   (74,735)          $0.10           $0.10
     Forfeited                                    (4,151)     $0.10-5.80           $2.39
                                               ---------

     Outstanding at May 31, 1997               1,345,048      $0.10-8.92           $5.57
                                               =========


     Options exercisable at May 31, 1997       1,196,246      $0.10-8.92           $6.14
                                               =========

     The weighted average fair value of options granted during 1996 was $4.35.

     At May 31, 1997, the weighted average remaining contractual life of outstanding options was 8.5 years. All options under the 1994 Plan become exercisable upon an initial public offering, subject to the approval of the Board of Directors. At May 31, 1997, there were no options available for future grant under the 1994 Plan.

     If the Company had valued awards to qualified employees on the minimum value methodology prescribed by SFAS No. 123, the Company's net income would have equaled the pro forma amounts indicated below (in thousands):

                                                 IHF            Health &
                                     ICON        Holdings       Fitness
     1996 net income - as reported   $   1,621   $   6,721      $  13,589
     1996 net income - pro forma         1,000       6,100         12,968

   The minimum value of each option grant was estimated on the date of grant using the minimum value option-pricing model with the following assumptions used for grants in 1996: dividend yield of zero percent; risk-free interest rate of 5.9%; and, expected lives of 5 years.

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

   1996 Stock Option Plan
   In August 1996, the Company adopted the 1996 Stock Option Plan (the "1996 Stock Option Plan") which provides for the grant to directors and certain eligible employees of the Company either incentive stock options, non-qualified options or both. The 1996 Stock Option Plan satisfies the requirements of Rule 16b-3 under the 1934 Act. Subject to adjustment for stock splits and similar events, a total of 2,070,000 shares of Class A Common Stock has been authorized for issuance under the 1996 Stock Option Plan, which is administered by the Board of Directors. Through May 31, 1997, no options have been granted under the 1996 plan; however, at May 31, 1997 the Company committed to grant options to purchase 30,636 shares of Class A Common Stock at the fair market value on the date of grant.


11. Income Taxes

   The provision for (benefit from) income taxes consists of the following (table in thousands):

                                                               May 31,
                           ----------------------------------------------------------------------------------
                                      1997                      1996                         1995
                           --------------------------- ------------------------- ----------------------------
                                    IHF       Health &        IHF       Health &           IHF       Health &
                           ICON     Holdings  Fitness  ICON   Holdings  Fitness  ICON      Holdings  Fitness
Current
  Federal income taxes     $(5,982) $(5,982)  $(6,252) $6,946 $ 6,946   $ 7,216   $ 4,277  $ 4,277   $ 4,277
  State income taxes          (513)    (513)     (536)    595     595       618       497      497       497
  Foreign income taxes       1,165    1,165     1,165     375     375       375         -        -         -
                           -------  -------   -------  ------ -------   -------   -------  -------   -------

    Total current           (5,330)  (5,330)   (5,623)  7,916   7,916     8,209     4,774    4,774     4,774
                           -------  -------   -------  ------ -------   -------   -------  -------   -------

Deferred
  Federal income taxes      (3,567)  (1,695)    1,512     (18)    (18)    2,416    (8,466)  (8,466)   (7,545)
  State income taxes          (307)    (146)      129      (2)     (2)      207    (1,027)  (1,027)     (872)
  Foreign income taxes          (6)      (6)       (6)      -       -         -         -        -         -
                           -------  -------   -------  ------ -------   -------   -------  -------   -------

    Total deferred          (3,880)  (1,847)    1,635     (20)    (20)    2,623    (9,493)  (9,493)   (8,417)
                           -------  -------   -------  ------ -------   -------   -------  -------   -------

                           $(9,210) $(7,177)  $(3,988) $7,896 $ 7,896   $10,832   $(4,719) $(4,719)  $(3,643)
                           =======  =======   =======  ====== =======   =======   =======  =======   =======

     The components of the Company's pre-tax income (loss) are as follows (in thousands):

                                                               May 31,
                           ----------------------------------------------------------------------------------------
                                      1997                         1996                           1995
                           ----------------------------  ---------------------------   ----------------------------
                                     IHF       Health &           IHF       Health &             IHF       Health &
                           ICON      Holdings  Fitness   ICON     Holdings  Fitness    ICON      Holdings  Fitness
     Domestic              $(33,784) $(25,614) $(14,000) $12,018  $17,118   $26,922    $(17,600) $(14,796) $(10,126)
     Foreign                 (1,936)   (1,936)   (1,936)  (2,501)  (2,501)   (2,501)          -         -         -
                           --------  --------  --------  -------  -------   -------    --------  --------  --------

                           $(35,720) $(27,550) $(15,936) $ 9,517  $14,617   $24,421    $(17,600) $(14,796) $(10,126)
                           ========  ========  ========  =======  =======   =======    ========  ========  ========

     The provision for (benefit from) income tax differs from the amount computed by applying the statutory federal income (loss) tax rate to income
     (loss) before taxes as follows:

                                                               May 31,
                           ----------------------------------------------------------------------------------------
                                      1997                         1996                           1995
                           ----------------------------  ---------------------------   ----------------------------
                                     IHF       Health &           IHF       Health &             IHF       Health &
                           ICON      Holdings  Fitness   ICON     Holdings  Fitness    ICON      Holdings  Fitness
Statutory federal income
 tax rate                  (35)%     (35)%     (35)%     35%      35%       35%        (35)%     (35)%     (35)%
State tax provision
 (benefit)                  (3)       (2)       (3)       6        4         3          (3)       (3)       (3)
Other non-deductible
 items                       3         3         -        8        5         -           6         6         4
Dividends on preferred
 stock                       2         -         -       19        -         -           5         -         -
Foreign losses for which
 no benefit has been
 recognized                  5         6        11       15       10         6           -         -         -
 Other                       2         2         2        -        -         -           -         -        (2)
                            ---       ---      ---      ---      ---       ---         ---       ---       ---

Provision for (benefit
 from) income taxes         (26)%    (26)%     (25)%     83%      54%       44%        (27)%     (32)%     (36)%
                            ===      ===       ===      ===      ===       ===         ===       ===       ===

     As of May 31, 1997 and 1996, the Company recorded gross deferred tax assets and gross deferred tax liabilities as follows (in thousands):

                                                                           May 31,
                                        ---------------------------------------------------------------------------
                                                       1997                                   1996
                                        -----------------------------------       ---------------------------------
                                                      IHF          Health &                  IHF           Health &
                                        ICON          Holdings     Fitness        ICON       Holdings      Fitness
     Gross deferred tax assets          $ 25,558      $ 23,525     $ 16,164       $ 15,506   $ 15,506      $ 11,740
     Gross deferred tax liabilities       (5,465)       (5,465)      (5,305)        (3,972)    (3,972)       (3,925)
                                        --------      --------     --------       --------   --------      --------

                                          20,093        18,060       10,859         11,534     11,534         7,815
     Valuation allowance                  (3,354)       (3,354)      (3,354)          (805)      (805)         (805)
                                        --------      --------     --------       --------   --------      --------

     Net deferred tax asset             $ 16,739      $ 14.706     $  7,505       $ 10,729   $ 10,729      $  7,010
                                        ========      ========     ========       ========   ========      ========

     The Company has provided a full valuation allowance for deferred tax assets related to foreign net operating loss carryforwards since realization of these future benefits is not sufficiently assured. The increase in the valuation allowance from May 31, 1996 to May 31, 1997 is attributable to losses incurred by the Company's European operations in the year ended May 31, 1997.

     Net deferred tax assets consist of the following (table in thousands):

                                                                           May 31,
                                        ---------------------------------------------------------------------------
                                                       1997                                   1996
                                        -----------------------------------       ---------------------------------
                                                      IHF          Health &                  IHF           Health &
                                        ICON          Holdings     Fitness        ICON       Holdings      Fitness
     Foreign net operating loss
       carryforward                     $ 3,354       $ 3,354      $ 3,354        $   805    $    805      $    805
     Domestic net operating loss
       carryforward                         444           344           49              -           -             -
     Stock compensation expense           4,146         4,146        4,146          5,694       5,694         5,694
     Future deductible interest           8,661         6,760          (35)         3,766       3,766             -
     Depreciation                        (4,176)       (4,176)      (4,176)        (2,730)     (2,730)       (2,730)
     Reserves and allowances              6,312         6,312        6,312          3,770       3,770         3,770
     Contribution of land                  (500)         (500)        (500)          (500)       (500)         (500)
     Uniform capitalization
       of inventory                       1,157         1,157        1,157            937         937           937
     Other, net                             695           663          552           (208)       (208)         (161)
                                        -------       -------      -------        -------     -------       -------

                                         20,093        18,060       10,859         11,534      11,534         7,815
     Valuation allowance                 (3,354)       (3,354)      (3,354)          (805)       (805)         (805)
                                        -------       -------      -------        -------     -------       -------

     Net deferred tax asset             $16,739       $14,706      $ 7,505        $10,729     $10,729       $ 7,010
                                        =======       =======      =======        =======     =======       =======

     In connection with the HealthRider Acquisition (Note 3) and the Weider Sports and CanCo Acquisitions (Note 14), the Company acquired $2,130,000 of deferred tax assets of which $388,000 was realized in the year ended May 31, 1997.

     In the year ended May 31, 1997, the Company realized income tax benefits of $50,000 related to the use of foreign net operating loss carryforwards and income tax benefits of $6,481,000 and $556,000 related to the use of federal and state net operating loss carrybacks, respectively. In the year ended May 31, 1996, the Company realized income tax benefits of $3,470,000 and $297,000 for the use of federal and state net operating loss carryforwards, respectively.

     At May 31, 1997, the Company had approximately $7.5 million of foreign net operating losses which may be carried forward indefinitely and $1.2 million of domestic net operating loss carryforwards expiring in 2013 available to reduce future foreign taxable income and domestic taxable income, respectively.

12.  Supplemental Disclosures of Cash Flow Information

                                                                         Year Ended May 31,
                                                             -----------------------------------------
                                                                1997            1996            1995
                                                             ---------       ---------       ---------
     Cash paid during the period for (in thousands):
      Interest paid                                          $  33,017       $  25,191       $  12,188
      Income taxes paid (refunds received), net                   (685)          8,928           5,286

     Non-cash investing and financing activities:
     As part of the Recapitalization (Note 1): (1) the existing shareholders of the Recapitalized Companies contributed their capital stock of these Companies (recorded value of $7.7 million) to IHF Capital, IHF Holdings, and Health & Fitness in exchange for common stock of IHF Capital, preferred stock of IHF Holdings, warrants to purchase common stock of IHF Capital (aggregate fair value of $58.8 million), and the Shareholder Notes ($159.3 million), and (2) certain senior executives of the Company exchanged their options to purchase capital stock of the Recapitalized Companies for $34.7 million of replacement options to purchase common stock of IHF Capital and $4.0 million of warrants to purchase preferred stock of IHF Holdings. Subsequent to the closing of the Recapitalization, IHF Capital redeemed certain of the options exchanged by the executives as part of the Recapitalization for $26.4 million.

     In connection with the issuance of the Senior Subordinated Notes and the Senior Secured Notes (Note 8), the Company issued warrants to purchase common stock of IHF Capital. These warrants were ascribed values of $968,000 and $3,838,000, respectively, and were recorded as additional discounts on the notes and were credited to additional paid-in capital.

     In connection with the repurchase of the IHF Holdings Preferred Stock (Note
     14), ICON recorded a non-cash increase to additional paid-in capital of $14.3 million to reflect the gain recognized on the early extinguishment of and the forgiven dividends related to the IHF Holding preferred stock and options to purchase such stock. In addition, IHF Holdings recorded a non-cash increase to additional paid-in capital of $50.0 million representing the carrying value of its preferred stock and options to purchase preferred stock upon repurchase by its parent.


13.  Commitments and Contingencies

     Leases - The Company has noncancelable operating leases, primarily for computer and production equipment, that expire over the next five years. These leases generally contain renewal options for periods ranging from three to five years and require the Company to pay all executory costs such as maintenance and insurance. Future minimum payments under noncancelable operating leases consist of the following at May 31, 1997 (table in thousands):

     Year ended May 31:

         1998                              $ 8,022
         1999                                5,858
         2000                                4,189
         2001                                2,547
         2002                                  356
      Thereafter                                 -
                                           -------

          Total                            $20,972
                                           =======



     Rental expense under noncancelable operating leases was approximately $9,373,000, $2,513,000 and $2,890,000 for the years ended May 31, 1997,
     1996, and 1995, respectively.

     Lease of Asset Held for Sale - The Company leases a portion of its asset held for sale (Note 2) to several tenants for use as office space under noncancelable operating leases. The Company recorded lease income of $730,000 for the year ended May 31, 1997. For the year ended May 31, 1998, the Company has monthly lease income commitments of $145,000. Total lease income due under these leases is $4,521,000 through April 2002.

     Product Liability - The Company is one of several named defendants in legal matters involving product liability claims, several insured and one uninsured. The plaintiff in each case seeks general and specific damages in various specified and unspecified amounts. Since many of these matters are in the initial discovery stage, it is not possible to predict, with any certainty, the outcome or range of potential loss. Currently pending claims and any future claims are subject to the uncertainties related to litigation, and the ultimate outcome of any such proceedings or claims cannot be predicted. Due to uncertainty with respect to the nature and extent of manufacturers' and distributors' liability for personal injuries, there is also no assurance that the product liability insurance of the Company is or will be adequate to cover such claims. In addition, there can be no assurance that the Company's insurers will be solvent when required to make payments on claims. However, management, based in part on discussions with legal counsel, believes that the Company has meritorious defenses and that resolution of these matters should not result in uninsured liability, if any, that would be materially greater than the estimated liability of $2,000,000 and $1,500,000 included in accrued expenses at May 31, 1997 and 1996, respectively. The amount accrued is based on the number of outstanding claims, consideration of the Company's stop-loss limits, and estimates prepared by the Company's insurance carrier. Outstanding product liability claims are generally settled within one to two years of such claims being made.

     Other Litigation - During 1996 and 1997, Precise Exercise Equipment, Inc. ("Precise") commenced legal proceedings against the Company, claiming that the Company's abdominal products, introduced in the fourth quarter of 1996, infringe two patents issued to Precise. Precise has not quantified the amount of alleged damages arising out of its infringement related claims, and the litigation is still in its initial discovery stages. Management, based in part on discussions with legal counsel, believes that its defenses are meritorious and plans to vigorously defend its position. The Company does not believe that the Precise litigation will have a material adverse impact on the financial position or results of operations of the Company.

     In addition, the Company is involved in various other claims, potential unasserted claims, and legal actions, including several patent infringement claims, arising in the ordinary course of business. In the opinion of management, the ultimate outcome of these matters will not have a material adverse effect on the Company's financial position and results of operations and, that resolution of these matters should not result in liability, if any, that would be materially greater than the estimated liability of $200,000 included in accrued expenses at May 31, 1997. At May 31, 1996, no amounts had been accrued in the financial statements for these matters.

     While the Company believes it has meritorious defenses against outstanding claims, the ultimate resolution of these matters could result in losses materially in excess of amounts accrued.

     Warranty - The Company warrants its products against defects in materials and workmanship for a period of 90 days after sale to the end-user. As of May 31, 1997 and 1996, the Company had an accrual for warranty costs on products sold of approximately $6,570,000 and $3,050,000, respectively, included in accrued expenses in the accompanying balance sheets.

     Retirement Plans - All employees who have met minimum age and service requirements are eligible to participate in one of two 401(k) savings plans. Participants may make tax deferred contributions up to 15% of total salary in 1995. Company contributions to the two plans for the years ended May 31, 1997, 1996 and 1995 were $374,000, $233,000 and $220,000, respectively.


14.  Related Party Transactions

     Settlement of WHF Litigation
     On September 6, 1996, the Company and WHF and its affiliates settled the litigation between WHF and certain of its affiliates and the Company and certain of its officers and directors (the "WHF Litigation") through a number of agreements (the "WHF Settlement"). The WHF Settlement includes releases of certain claims previously asserted by WHF and its affiliates, amendments to certain of the agreements existing between the Company and WHF and its affiliates and certain new agreement among the Company and WHF and its affiliates. Other than the releases, the significant terms of the WHF Settlement are outlined below.

     Option to Repurchase Common Stock. The Company obtained the right to purchase all of the Common Stock of IHF Capital and certain warrants to purchase Common Stock of IHF Capital held by the WHF stockholders. This right was exercised on November 20, 1996 at an aggregate price of approximately $42.3 million. This transaction has been treated as a return of IHF Capital's capital in ICON in which ICON recorded the amounts paid to the WHF stockholders as a reduction in the additional paid-in capital of ICON.

     Option to Repurchase Preferred Stock. The Company obtained the right to purchase the IHF Holdings Preferred Stock held by WHF and certain other stockholders. On November 20, 1996 the Company exercised this right for $32.1 million, which reflected a discount of $3.9 million and the forgiveness of accrued dividends. In connection with the repurchase of the IHF Holdings Preferred Stock, the Company purchased the options to purchase IHF Holdings Preferred Stock held by certain officers of the Company for $3.7 million, which reflected a discount of $.3 million and the forgiveness of accrued dividends. Upon the purchase of the IHF Holdings Preferred Stock, WHF's representation on the Company's board of directors ceased. In connection with the above transaction, the Company recorded an increase to the additional paid-in capital of IHF Holdings of $50.0 million, which consists of (i) $35.8 million which ICON contributed to IHF Holdings from its proceeds from the issuance of Senior Discount Notes (Note 8) for the repurchase of IHF Holdings Preferred Stock and options to purchase IHF Holdings Preferred Stock; and (ii) $14.3 million related to the discounts given on the repurchase of IHF Holdings Preferred Stock and options to purchase IHF Holdings Preferred Stock and the forgiveness of accrued dividends. Additionally, the Company recorded an increase to the additional paid-in capital of ICON of $14.3 million to reflect the gain recognized on the early extinguishment of and the forgiven dividends related to the IHF Holdings Preferred Stock and options to purchase IHF Holdings Preferred Stock.

     Settlement Expenses and Intercompany Payables. The Company: (i) paid $12.1 million to WHF to terminate the lawsuits; (ii) paid $3.9 million to WHF and its affiliates as payment in full under its brand license agreements with them; and (iii) received $1.2 million in full payment and settlement of the Company's intercompany payable to WHF and its affiliates ($1.8 million) and amounts due the Company under the amended Management Agreement ($3.0 million). The Company also received $.5 million in full payment and settlement of CanCo's Management fee obligations to the Company under the CanCo Management and Advisory Agreement. As a result of the above, the Company recorded Weider Settlement expenses of $16.6 million, which includes the expenses noted in (i) and (ii) and other individually insignificant settlement expenses totaling $1.1 million, offset by the $.5 million of CanCo management fees. The Company also recorded the intercompany balance reductions noted in (iii) in its consolidated balance sheet.

     The WHF Settlement also contained various miscellaneous provisions that the Company does not believe are material.

     Recapitalization Expenses
     The Company reimbursed $2 million of expenses incurred by WHF, Bain Capital, and other shareholders in connection with the Recapitalization. In addition, the Company paid Bain Capital a fee of $3.5 million for services provided in structuring the Recapitalization (Note 1).

     Management Fees
     The Company received $2.7 million in the year ended May 31, 1995 as a fee for administrative services provided to WHF in the management of one of its subsidiaries (the "Management Agreement") which was recorded as a reduction of general and administrative expense for the period. Subsequent to the Recapitalization, the Management Agreement required Health & Fitness to the extent applicable, to source WHF products, or products substantially the same as those sold by WHF, from WHF prior to seeking sources of those products from outside vendors. During the years ended May 31, 1997, 1996 and 1995, the Company purchased approximately $7.0 million, $50.7 million and $26.4 million of products from WHF and had a trade payable of $.7 million at May 31, 1996, respectively. In connection with the WHF Settlement, this agreement was terminated.

     In conjunction with the Recapitalization, the Company executed an agreement with a majority shareholder who provides management and advisory services. Total annual fees due under this agreement are $800,000, and, for the years ended May 31, 1997, 1996 and 1995, the Company recorded management fee expense of $800,000, $800,000 and $333,000, respectively. In addition, if the Company enters into any acquisition transactions involving at least $10 million, the Company must pay a fee to the majority shareholder of approximately 1% of the gross purchase price, including liabilities assumed, of the transaction. In connection with the HealthRider Acquisition (Note 3), the Company paid this shareholder $700,000.

     Non-Compete Agreements
     In November 1994, the Company entered into non-compete agreements with certain key executives of the Company in connection with the Recapitalization (Note 2).

     License Fees
     Concurrent with the closing of the Recapitalization, the Company obtained certain rights to use the WHF name pursuant to two separate exclusive license agreements. Under the Weider Sports License, the Company paid a $5 million license fee on November 14, 1994 for a perpetual license with respect to Weider Canadian Trademark Rights. Under the Weider Health and Fitness license, the Company was required to pay a royalty with respect to Weider U.S. and other trademark rights equal to 2% of sales of licensed products sold thereunder until such time as the Company had paid an aggregate royalty equal to $12 million plus an interest factor accruing on the unpaid portion of the royalty at a per annum rate of 10%. The Company recorded license fees of $129,000, $549,000 and $500,000 during 1997, 1996 and 1995, respectively, under this agreement. The Company had accrued license fees payable to WHF of $81,000 at May 31, 1996. In connection with the WHF Settlement, the Company paid $3.9 million in exchange for a fully paid-up license with respect to the U.S. and other trademarks.

     Distribution Agreement
     The Company had appointed a Canadian WHF affiliate to be the exclusive distributor of Health & Fitness products worldwide, excluding the United States, Mexico and certain countries in Europe. Under the terms of this agreement, the Company sold its products directly to WHF affiliates for resale in the agreed-upon territory. In conjunction with this agreement, the Company recorded revenue of $3.2 million, $6.9 million and $8.8 million for the years ended May 31, 1997, 1996 and 1995, respectively. At May 31, 1996, the Company had a trade receivable from WHF affiliates of $1.5 million. As part of the expenses incurred in connection with the WHF Settlement, the Company paid $8.0 million to terminate this agreement.

     Weider Sports and CanCo Acquisitions
     In connection with the settlement of the WHF Litigation, the Company acquired certain assets, excluding cash and fixed assets, for $8.9 million and assumed certain liabilities of the sports equipment business lines of Weider Sports (the "Weider Sports Acquisition"). The terms of the Weider Sports Acquisition and WHF Settlement also require the Company to provide Ben Weider with a salary, office space and three assistants for a period of five years after the acquisition. The estimated costs of this commitment of $2.5 million were accrued as part of the purchase accounting for the Weider Sports Acquisition. As a result of the Weider Sports Acquisition, the Company reacquired distribution rights originally granted to Weider Sports in connection with the Recapitalization on November 14, 1994, subject to certain rights granted by Weider Sports to third parties.

     In addition, the Company acquired certain assets, excluding cash, cash equivalents and accounts receivable, for $1.7 million and assumed certain liabilities of three Canadian corporations (collectively, CanCo) (the "CanCo Acquisition"). The Company also acquired two CanCo plants which were leased by other WHF affiliates in exchange for the assumption of the existing CDN $1.5 million mortgage on the properties and the payment of $.5 million.

     The Weider Sports and CanCo Acquisitions have been accounted for under the purchase method of accounting. Accordingly, the purchase price plus direct costs of the acquisitions have been allocated to the assets acquired and liabilities assumed based on their relative fair values as of the closing date. The Weider Sports and CanCo Acquisitions did not represent acquisitions of significant businesses by the Company.

     European Acquisition
     In connection with the Recapitalization (Note 1), the Company obtained an option to acquire certain fixed assets and to assume certain related leases of several European operations owned by WHF at any time prior to May 15, 1997. In July 1995 and December 1995, the Company exercised its options to purchase certain fixed assets of the WHF European affiliates in connection with the establishment of its own sales operations in Europe. The total purchase price for these assets was approximately $200,000 and approximated the net book value of the assets at the date of purchase.

     Aircraft Lease
     In June 1996, the Company entered into an agreement with FG Aviation, Inc. ("FG"), a company which is jointly owned by officers of the Company, whereby the Company has committed to lease an airplane from FG. Minimum rentals under the lease, which expires in May 2005, are $56,610 per month. In connection with its lease commitments, the Company recorded $679,000 of rental expense and $34,000 of maintenance expense in the year ended May 31, 1997. In addition, the Company advanced $280,000 to FG as a security deposit on the aircraft lease.

     Receivable from Parent
     Through September 1996, IHF Capital incurred $2,307,000 in expenses related to its withdrawn public equity offering. In order to fund the payment for these expenses, the Company, through Health & Fitness, advanced IHF Capital $2,307,000 in the form of a non-interest bearing loan. At May 31, 1997, this amount is reflected as a non-current receivable from parent on the consolidated balance sheet of ICON, IHF Holdings and Health & Fitness.
     This amount will be repaid at such time that IHF Capital raises proceeds in connection with a public or private sale of its equity.

     Receivables from Officers
     In connection with the exercise of options prior to the Recapitalization, the Company accepted as partial payment notes, bearing interest at the rate of prime plus .5%, in the amount of $234,000 from officers. In connection with the purchase of stock in the Recapitalization, the Company accepted as partial payments, notes bearing interest at a per annum rate of 7.5% in the amount of $657,000 from officers. In the year ended May 31, 1997, the Company forgave a total of $234,000 of principal and $62,000 of accrued interest on these loans.

                                                                          Valuation Accounts

                                                                                 May 31,
                                                        ---------------------------------------------------------

                                                               1997                1996                 1995
                                                        ---------------    ----------------     -----------------

Allowances for Doubtful Accounts,
  Advertising and Credit Memos:

Balance at beginning of year                            $     7,595,000    $      5,308,000      $      3,279,000

Additions
 Charged to Costs and Expenses (Allowance                     6,027,000           3,662,000             3,792,000
   for Doubtful Accounts and Credit Memos)
 Charged to Costs and Expenses
   (Discounts and Advertising)                               33,512,000          34,585,000            14,114,000
 Recoveries on Accounts Charged Off                                   -              74,000                     -

Deductions
 Accounts Charged Off (Allowance for
   Doubtful Accounts and Credit Memos)                       (3,241,000)         (3,569,000)           (2,666,000)
 Accounts Charged Off (Advertising)                         (34,940,000)        (32,465,000)          (13,211,000)
                                                        ---------------    ----------------      ----------------

Balance at end of year                                  $     8,953,000    $      7,595,000      $      5,308,000
                                                        ===============    ================      ================
