Form 10-Q
period 2002-08-31
ICON HEALTH & FITNESS INC
filed 2002-10-15
CIK 934798

                                  FORM 10-Q

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                 (Mark One)
   [*]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 for the quarterly period ended August 31, 2002

                                    OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
           ACT OF 1934 for the transition period from ________to_____

                       Commission file number: 333-93711


                           ICON Health & Fitness, Inc.
             (Exact name of registrant as specified in its charter)

          Delaware                                   87-0531206
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)

                      1500 South 1000 West, Logan, Utah 84321
              (Address and zip code of principal executive offices)

                                435 750-5000
          (Registrant's telephone number, including area code)

                              Not Applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [_] No [_]

                        APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                  ICON Health & Fitness, Inc. 1,000 shares.

                       ICON Health & Fitness, Inc.

                                 INDEX

                                                                  Page No.
                                                                  --------

PART I -    FINANCIAL INFORMATION                                       3

Item 1.     Financial Statements                                      3-5
            Consolidated Condensed Balance
            Sheets (unaudited) as of August 31, 2002 and
            And May 31, 2002                                            3

            Consolidated Condensed Statements of
            Operations (unaudited) for the three months
            ended August 31, 2002 and September 1, 2001                 4

            Consolidated Condensed Statements
            of Cash Flows (unaudited) for the three months
            ended August 31, 2002 and September 1, 2001                 5

            Notes to Consolidated Condensed

            Financial Statements (unaudited)                         6-11

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                              12-17

PART II -   OTHER INFORMATION                                          17

Item 1.     Legal Proceedings                                          17

Item 2.     Changes in Securities                                      17

Item 3.     Defaults Upon Senior Securities                            17

Item 4.     Submission of Matters to a Vote of
            Securities Holders                                         17

Item 5.     Other Information                                          17

Item 6.     Exhibits and Reports on Form 8-K                           17

Signatures                                                             18

Certifications                                                      19-21

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

ICON Health & Fitness, Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
(In Thousands)
                                       August 31, 2002           May 31, 2002
                                       ---------------           ------------
Assets
Current assets
  Cash                                   $  6,460                 $  4,773
  Accounts receivable, net                155,679                  153,178
  Inventories:
    Raw materials                          79,451                   60,136
    Finished goods                        105,490                   73,617
                                         --------                 --------
  Total inventories                       184,941                  133,753
  Deferred income taxes                     4,990                    4,807
  Other current assets                     17,369                   18,675
                                         --------                 --------
Total current assets                      369,439                  315,186

Property and equipment                    100,638                   95,950
Less accumulated depreciation             (54,219)                 (50,965)
                                         --------                 --------
Property and equipment, net                46,419                   44,985
Intangible assets, net                     29,962                   30,201
Deferred income taxes                      12,088                   12,084
Other assets, net                          21,839                   20,768
                                         --------                 --------
Total assets                             $479,747                 $423,224
                                         ========                 ========

Liabilities and Stockholder's Equity
Current liabilities
  Current portion of long-term debt      $  5,011                 $  5,044
  Accounts payable                        125,819                  113,927
  Accrued expenses                         22,602                   23,751
  Income taxes payable                      1,805                    5,421
  Interest payable                          3,616                    3,045
                                         --------                 --------
Total current liabilities                 158,853                  151,188
Long term-debt                            302,191                  250,893
Other liabilities                           6,160                    4,934
                                         --------                 --------
  Total liabilities                       467,204                  407,015
                                         --------                 --------
Stockholder's equity
  Common stock and additional
     paid-in capital                      204,155                  204,155
  Receivable from Parent                   (2,200)                  (2,200)
  Accumulated deficit                    (187,381)                (183,941)
  Accumulative other comprehensive loss    (2,031)                  (1,805)
                                         --------                 --------
Total stockholder's equity                 12,543                   16,209
                                         --------                 --------
Total liabilities and
     Stockholder's equity                $479,747                 $423,224
                                         ========                 ========

See accompanying notes to consolidated condensed financial statements.

ICON Health & Fitness, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
(In Thousands)

                                             For the Three Months Ended
                                       August 31, 2002     September 1, 2001
                                       ---------------     -----------------
Net sales                                 $170,223             $134,163
Cost of goods sold                         126,820              100,298
                                          --------             --------
Gross profit                                43,403               33,865
                                          --------             --------
Operating expenses:
  Selling expenses                          22,469               20,921
  Research and development                   2,620                2,991
  General and administrative                16,846               14,986
                                          --------             --------
Total operating expenses                    41,935               38,898
                                          --------             --------

Income (loss) from operations                1,468               (5,033)

Interest expense                             6,399                6,852
Amortization of deferred financing fees        303                  864
Other (income) expense, net                   (605)                (452)
                                          --------              -------
Loss before income taxes                    (4,629)             (12,297)
Benefit for income taxes                    (1,189)              (4,834)
                                          --------              -------
Net loss                                    (3,440)              (7,463)
Other comprehensive income (loss),
  comprised of foreign currency translation
  adjustment,  net of income tax benefit
  of $144 in 2002 and income tax
  expense of $145 in 2001.                    (226)                 228
                                          --------              -------
Comprehensive loss                        $ (3,666)             $(7,235)
                                          ========              =======



See accompanying notes to consolidated condensed financial statements.

ICON Health & Fitness, Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

                                         August 31, 2002   September 1, 2001
                                         ---------------   -----------------
OPERATING ACTIVITIES:
Net loss                                      $ (3,440)         $ (7,463)
Adjustments to reconcile net loss to net cash used in operating activities:

  Benefit for deferred taxes                       (43)           (5,177)
  Amortization of deferred financing fees          303               864
  Depreciation and amortization                  4,177             4,482
  Amortization of gain on
    extinguishment of debt                           -              (325)
Changes in operating assets and liabilities:::
  Accounts receivable                           (2,501)           15,949
  Inventories                                  (51,188)          (37,294)
  Income taxes payable                          (3,616)            2,834
  Other assets, net                               (150)           (3,568)
  Accounts payable and accrued expenses         10,969            14,389
  Other liabilities                              1,226               -
  Interest payable                                 571              (765)
                                              --------          --------
Net cash used in operating activities          (43,692)          (16,074)
                                              --------          --------

INVESTING ACTIVITIES:
Purchases of property and equipment             (4,612)           (3,874)
Purchase of intangible assets                     (760)           (1,414)
Acquisitions                                       (42)              (91)
                                              --------          --------
Net cash used in investing  activities          (5,414)           (5,379)
                                              --------          --------

FINANCING ACTIVITIES:
Borrowings on revolving credit facility        222,511           176,603
Payments on revolving credit facility         (170,017)         (151,415)
Borrowings (payments) on other long-term
  debt, net                                         21               (13)
Payments on April 2002 term notes               (1,250)               -
Payments on September 1999 term notes              -              (2,489)
Payment of fees - debt portion                    (102)             (319)
                                              --------          --------
Net cash provided by financing activities       51,163            22,367
                                              --------          --------

Effect of exchange rates on cash                  (370)              518
                                              --------          --------
 Net increase in cash                            1,687             1,432
 Cash at beginning of period                     4,773             3,324
                                              --------          --------
 Cash at end of period                        $  6,460          $  4,756
                                              ========          ========



See accompanying notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
----------------------------------------------------------------

Note A - Basis of Presentation

     This report covers ICON Health & Fitness, Inc. and its subsidiaries (collectively, "the Company"). The Company's parent company, HF Holdings, Inc. ("HF Holdings"), is not a registrant.

     The accompanying unaudited condensed consolidated financial statements contain all adjustments which, in the Company's opinion, is necessary to present fairly its financial position at August 31, 2002 and is results of operations and cash flows for the periods ended August 31, 2002 and September 1, 2001. All adjustments in the periods presented herein are normal and recurring in nature.

     Certain reclassifications of previously reported financial information were made to conform to the current period's presentation.

Note B - Accounting Changes

     In November of 2001, the Emerging Issues Task Force issued EITF 01-9, Accounting for Consideration Given by Vendor to a Customer ("EITF 01-9") effective for annual or interim financial statements beginning after December 15, 2001. EITF 01-9 provides guidance on the accounting treatment of various types of consideration given by a vendor to a customer. The Company adopted EITF 01-9 in fiscal 2003. Net sales for the first quarter fiscal 2002 are shown as if EITF 01-9 were adopted for that quarter. Net sales for the first quarter of fiscal 2002 without the adjustment for EITF 01-9 were $138.1 million.

     Effective June 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" ( SFAS 142). This statement requires that goodwill and certain other intangibles no longer be amortized, but instead be tested for impairment at least annually. The Company will assess the impairment of goodwill on an annual basis or if other indicators of impairment arise.

Note C - Commitments and Contingencies

     Due to the nature of the Company's products, the Company is subject to product liability claims involving personal injuries allegedly related to the Company's products. These claims include injuries sustained by individuals using trampolines and treadmills. The Company currently carries an occurrence-based product liability insurance policy. The current policy provides coverage for the period from October 1, 2002 to October 1, 2003 of up to $5.0 million per occurrence and $5.0 million in the aggregate. The policy has a deductible on each claim of up to $1,000,000. Effective through September 30, 2002, the deductible was $500,000. The Company believes that its insurance is generally adequate to cover product liability claims. Nevertheless, currently pending claims and any future claims are subject to the uncertainties related to litigation, and the ultimate outcome of any such proceedings or claims cannot be predicted. Due to uncertainty with respect to the nature and extent of manufacturers' and distributors' liability for personal injuries, the Company cannot guarantee that its product liability insurance is or will be adequate to cover such claims. The Company vigorously defends any and all product liability claims brought against it and does not believe that any currently pending claim or series of claims will have a material adverse effect on its results of operations or financial position.

     The Company is a party to a variety of non-product liability commercial lawsuits involving contract claims, arising in the ordinary course of its business.

The Company believes that adverse resolution of these lawsuits would not have a material adverse effect upon its results of operations or financial position.

     The Company is a party also involved in several intellectual property and patent infringement claims, arising in the ordinary course of its business. The Company believes that the ultimate outcome of these matters will not have a material adverse effect upon its results of operations or financial position.

     The Company is involved in litigation with Service Merchandise in connection with its filing for bankruptcy protection. Service Merchandise filed three (3) separate adversarial proceedings against it in the United States Bankruptcy Court, Middle District of Tennessee, Nashville Division, alleging preferential transfer in Adversarial Proceeding Nos. 301-0738A and 301-0770A, and Breach of Contract in Adversarial Proceeding No. 301-0586A. The bankruptcy trustee has filed suit in connection with the foregoing seeking to recapture an aggregate amount of $1,670,000 in payments made to the Company as a voidable preference. The summons was issued on April 16, 2001.

     On September 25, 2000, the United States Customs Service proposed an assessment against the Company in the United States Court of International Trade, Court No. 00-09-00467, for United States duties of approximately $1.3 million regarding the disputed treatment of certain imports. On September 1, 2000, the Company made a partial payment in the amount of $213,188. On September 25, 2000, the Company initiated proceedings with the United States Customs Service to obtain a ruling on the correct treatment of these imports. If this proceeding results in a favorable ruling for the Company, it hopes to obtain a refund of the partial payment paid on September 1, 2000. The Company can make no assurances that it will obtain a favorable result with respect to these amounts.

Note D - Guarantor/Non-Guarantor Financial Information

     The Company's subsidiaries Jumpking, Inc., 510152 N.B. Ltd., Universal Technical Services, Inc., ICON International Holdings, Inc., NordicTrack, Inc., Free Motion Fitness, Inc. and ICON IP, Inc. ("Subsidiary Guarantors") have fully and unconditionally guaranteed on a joint and several basis, the obligation to pay principal and interest with respect to the 11.25% Notes. A significant portion of the Company's operating income and cash flow is generated by its subsidiaries. As a result, funds necessary to meet the Company's debt service obligations are provided in part by distributions or advances from its subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as the financial condition and operating requirements of the Company's subsidiaries, could limit the Company's ability to obtain cash from its subsidiaries for the purpose of meeting its debt service obligations, including the payment of principal and interest on the 11.25% Notes. Although holders of the 11.25% Notes will be direct creditors of the Company's principal direct subsidiaries by virtue of the guarantees, the Company has indirect subsidiaries located primarily in Europe ("Non-Guarantor Subsidiaries") that are not included among the Guarantor Subsidiaries, and such subsidiaries will not be obligated with respect to the 11.25% Notes. As a result, the claims of creditors of the Non-Guarantor Subsidiaries will effectively have priority with respect to the assets and earnings of such companies over the claims of creditors of the Company, including the holders of the 11.25% Notes.

     The following supplemental consolidating condensed financial statements are presented (in thousands):

     1. Consolidating condensed balance sheets as of August 31, 2002 and May 31, 2002 and consolidating condensed statements of operations and cash flows for the three months ended August 31, 2002 and September 1, 2001.

     2. The Company's combined Subsidiary Guarantors and combined Non-guarantor subsidiaries with their investments in subsidiaries accounted for using the equity method.

     3. Elimination entries necessary to consolidate the Company and all of its subsidiaries.

                                            Supplemental Consolidating Condensed Balance Sheet
                                                             August 31, 2002
                                   ---------------------------------------------------------------------
                                      ICON         Combined      Combined
                                     Health &      Guarantor   Non-Guarantor
                                   Fitness,Inc.  Subsidiaries  Subsidiaries  Eliminations   Consolidated
                                   ------------  ------------  ------------  ------------   ------------
ASSETS

Current assets:

Cash                                $   2,925      $  1,813      $ 1,722      $     -         $  6,460
Accounts receivable, net              113,808        50,195        9,785        (18,109)       155,679
Inventories, net                      120,121        56,999        8,238           (417)       184,941
Deferred income taxes                   4,538           211          241            -            4,990
Other current assets                    8,316         7,191        1,862            -           17,369
                                    ---------      --------       ------        -------       --------
Total current assets                  249,708       116,409       21,848        (18,526)       369,439
                                    ---------      --------       ------        --------      --------

Property and equipment, net            35,590         9,939          890            -           46,419
Receivable from affiliates             94,031        14,187            -         (108,218)           -
Intangible assets, net                 20,576         8,190        1,196            -           29,962
Deferred income taxes                  10,548         1,540            -              -         12,088
Investment in subsidiaries             44,909             -            -          (44,909)           -
Other assets, net                      21,827             -           12            -           21,839
                                    ---------      --------      -------      ----------      --------
Total Assets                        $ 477,189      $150,265      $23,946      $(171,653)      $479,747
                                    =========      ========      =======      ==========      ========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current liabilities:

Current portion of
 long-term debt                     $   5,000      $     11     $      -      $       -       $  5,011
Accounts payable                       98,649        24,964       20,315        (18,109)       125,819
Accrued expenses                       17,698         5,941        2,579              -         26,218
Income taxes payable                     (373)        1,808          370              -          1,805
                                    ---------      --------     --------      ---------       --------
Total current liabilities             120,974        32,724       23,264        (18,109)       158,853
                                    ---------      --------     --------      ---------       --------

Long-term debt                        302,169            22            -              -        302,191
Other long-term liabilities             2,463         3,697            -              -          6,160
Payable to affiliates                  14,186        72,872       21,160       (108,218)             -

Stockholder's equity (deficit):

Common stock and additional
 paid-in capital                      206,323        37,260        5,481        (44,909)       204,155
Receivable from Parent                 (2,200)            -            -              -         (2,200)
Accumulated deficit                  (166,726)        4,425      (24,663)          (417)      (187,381)
Accumulated other
 comprehensive loss                        -           (735)      (1,296)             -         (2,031)
                                    ---------      --------     --------      ---------       --------
Total stockholder's equity
(deficit)                              37,397        40,950      (20,478)       (45,326)        12,543
                                    ---------      --------     --------      ---------       --------
Total Liabilities and Stockholder's
 Equity (Deficit)                   $ 477,189      $150,265     $ 23,946      $(171,653)      $479,747
                                    =========      ========     ========      =========       ========

                                            Supplemental Consolidating Condensed Balance Sheet
                                                                May 31, 2002
                                   ---------------------------------------------------------------------
                                      ICON         Combined      Combined
                                     Health &      Guarantor   Non-Guarantor
                                   Fitness,Inc.  Subsidiaries  Subsidiaries  Eliminations   Consolidated
                                   ------------  ------------  ------------  ------------   ------------
ASSETS

Current assets:

Cash                               $    327        $  1,448       $ 2,998      $     -       $   4,773
Accounts receivable, net            104,553          54,071        11,249        (16,695)      153,178
Inventories, net                     82,558          45,657         5,847           (309)      133,753
Deferred income taxes                 4,591             214             2            -           4,807
Other current assets                  8,472           8,457         1,746            -          18,675
                                   --------        --------       -------      ---------     ---------
Total current assets                200,501         109,847        21,842        (17,004)      315,186
                                   --------        --------       -------      ---------     ---------

Property and equipment, net          34,031          10,101           853            -          44,985
Receivable from affiliates           81,636          16,361             -        (97,997)          -
Intangible assets, net               20,466           8,517         1,218            -          30,201
Deferred income taxes                11,402             377           305            -          12,084
Investment in subsidiaries           44,909             -             -          (44,909)          -
Other assets, net                    20,756             -              12            -          20,768
                                   --------        --------       -------      ---------     ---------
Total Assets                       $413,701        $145,203       $24,230      $(159,910)    $ 423,224
                                   ========        ========       =======      =========     =========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current liabilities:

Current portion of
  long-term debt                   $  5,000         $    44       $   -        $     -       $   5,044
Accounts payable                     81,909          28,586        20,127        (16,695)      113,927
Accrued expenses                     19,325           4,998         2,473           -           26,796
Income taxes payable                      -           5,069           352           -            5,421
                                   --------        --------       -------      ---------     ---------
Total current liabilities           106,234          38,697        22,952        (16,695)      151,188
                                   --------        --------       -------      ---------     ---------

Long-term debt                      247,197           3,696           -             -          250,893
Other liabilities                     4,934              -            -             -            4,934
Payable to affiliates                16,361          60,784        20,852        (97,997)           -

Stockholder's equity (deficit):

Common stock and additional
  paid-in capital                   206,324          37,259         5,481        (44,909)      204,155
Receivable from Parent               (2,200)             -            -             -           (2,200)
Accumulated deficit                (165,149)          5,632       (24,115)          (309)     (183,941)
Accumulated other
 comprehensive loss                      -             (865)         (940)          -           (1,805)
                                   --------        --------       -------      ---------     ---------
Total stockholder's equity
  (deficit)                          38,975          42,026       (19,574)       (45,218)       16,209
                                   --------        --------       -------      ---------     ---------
Total Liabilities and Stockholder's
  Equity (Deficit)                 $413,701        $145,203       $24,230      $(159,910)    $ 423,224
                                   ========        ========       =======      =========     =========

                                          Supplemental Consolidating Condensed Statement of Operations
                                                      Three Months Ended August 31, 2002
                                   ---------------------------------------------------------------------
                                      ICON         Combined      Combined
                                     Health &      Guarantor   Non-Guarantor
                                   Fitness,Inc.  Subsidiaries  Subsidiaries  Eliminations   Consolidated
                                   ------------  ------------  ------------  ------------   ------------

Net sales                            $106,399      $56,271        $ 7,553         $ -          $170,223
Cost of sales                          83,173       38,650          4,889           108         126,820
                                      -------      -------        -------         -----        --------
Gross profit                           23,226       17,621          2,664          (108)         43,403

Total operating expenses               19,755       18,793          3,387           -            41,935
                                      -------      -------        -------         -----        --------
Income (loss) from operations           3,471       (1,172)          (723)         (108)          1,468
Interest expense                        5,956            4            439           -             6,399
Amortization of deferred
  financing fees                          303            -              -           -               303
Other (income) expense, net               -              9           (614)          -              (605)
                                      -------      -------        -------         -----        --------
Loss before income taxes               (2,788)      (1,185)          (548)         (108)         (4,629)
Provision (benefit) for income taxes   (1,211)          22            -             -            (1,189)
                                      -------      -------        -------         -----        --------
Net loss                              $(1,577)     $(1,207)       $  (548)        $(108)       $ (3,440)
                                      =======      =======        =======         =====        ========


                                          Supplemental Consolidating Condensed Statement of Operations
                                                      Three Months Ended September 1, 2001
                                          ------------------------------------------------------------
                                      ICON         Combined      Combined
                                     Health &      Guarantor   Non-Guarantor
                                   Fitness,Inc.  Subsidiaries  Subsidiaries  Eliminations   Consolidated
                                   ------------  ------------  ------------  ------------   ------------
Net sales                             $85,397      $43,043        $ 5,723         $ -          $134,163
Cost of sales                          67,098       29,127          4,017           56          100,298
                                      -------      -------        -------        -----         --------

Gross profit                           18,299       13,916          1,706          (56)          33,865

Total operating expenses               16,840       19,214          2,844           -            38,898
                                      -------      -------        -------        -----         --------
Income (loss) from operations           1,459       (5,298)        (1,138)        (56)           (5,033)
Interest expense                        5,960          527            365           -             6,852
Amortization of deferred
  financing fees                          864            -              -           -               864
Other (income) expense, net               -             58           (510)          -              (452)
                                      -------      -------        -------        -----         --------
Loss before income taxes               (5,365)      (5,883)          (993)        (56)          (12,297)
Provision (benefit) for income taxes   (3,171)      (1,684)            21           -            (4,834)
                                       -------     -------        -------        -----         --------
Net loss                              $(2,194)     $(4,199)       $(1,014)       $(56)         $ (7,463)
                                      =======      =======        =======        =====         ========


                                          Supplemental Consolidating Condensed Statement of Cash Flows
                                                      Three Months Ended August 31, 2002
                                          ------------------------------------------------------------
                                      ICON         Combined      Combined
                                     Health &      Guarantor   Non-Guarantor
                                   Fitness,Inc.  Subsidiaries  Subsidiaries  Eliminations   Consolidated
                                   ------------  ------------  ------------  ------------   ------------
Operating activities:

Net cash used in operating
  activities:                       $(29,241)     $(13,028)       $(1,423)       $-         $(43,692)
                                    --------      --------        -------        --         --------
Investing activities:

Net cash used in
  investing activities:               (4,763)         (541)          (110)        -           (5,414)
                                    --------      --------        -------        --         --------
Financing activities:

  Borrowings (payments) on
  revolving credit facility, net      52,494          -               -           -           52,494
  Borrowings (payments) on other
  long-term debt, net                     32           (11)           -           -               21
  Payments on April 2002 term note    (1,250)          -              -           -           (1,250)
  Payment of fees-debt portion          (102)          -              -           -             (102)
  Other                              (14,572)       14,264            308         -              -
                                    --------      --------        -------        --         --------
Net cash provided by
  financing activities:               36,602        14,253            308         -           51,163
                                    --------      --------        -------        --         --------

Effect of exchange rate
  changes on cash                        -            (319)           (51)        -             (370)
                                    --------      --------        -------        --         --------
Net increase (decrease)in cash         2,598           365         (1,276)        -            1,687
Cash, beginning of period                327         1,448          2,998         -            4,773
                                    --------      --------        -------        --         --------
Cash, end of period                 $  2,925      $  1,813        $ 1,722        $-         $  6,460
                                    ========      ========        =======        ==         ========


                                          Supplemental Consolidating Condensed Statement of Cash Flows
                                                      Three Months Ended September 1, 2001
                                          ------------------------------------------------------------
                                     ICON         Combined     Combined
                                    Health &      Guarantor   Non-Guarantor
                                   Fitness,Inc.  Subsidiaries  Subsidiaries  Eliminations   Consolidated
                                   ------------  ------------  ------------  ------------   ------------
Operating activities:

Net cash used in operating
  activities:                           $(12,585)     $ (2,451)       $(1,038)       $-         $(16,074)
                                        --------      --------        -------        --         --------
Investing activities:

Net cash used in
  investing activities:                   (4,194)         (984)          (201)        -           (5,379)
                                        --------      --------        -------        --         --------
Financing activities:

  Borrowings (payments) on
  revolving credit facility, net          25,188           -              -           -           25,188
  Payments on other long-term debt             -           (13)           -           -              (13)
  Payments on September 1999 term note    (2,489)          -              -           -           (2,489)
  Payment of fees-debt portion              (319)          -              -           -             (319)
  Other                                   (4,864)        4,324            540         -                -
                                        --------      --------        -------        --         --------
Net cash provided by
  financing activities:                   17,516         4,311            540         -           22,367
                                        --------      --------        -------        --         --------

Effect of exchange rate
  changes on cash                              -            59            459         -              518
                                        --------      --------        -------        --         --------
Net increase (decrease)in cash               737           935           (240)        -            1,432
Cash, beginning of period                  1,036         1,192          1,096         -            3,324
                                        --------      --------        -------        --         --------
Cash, end of period                     $  1,773      $  2,127        $   856        $-         $  4,756
                                        ========      ========        =======        ==         ========

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.

Recent Developments
-------------------

     On July 1, 2002, the labor contract between the International Longshore and Warehouse Union (ILWU) and the Pacific Maritime Association (PMA) expired. This contract affects all of the ports on the Western Coast of the United States. The members of the ILWU are primarily responsible for the removal of cargo from container loaded shipping vessels. The members had been working under a daily extension of the contract; however, on September 27, 2002 the ILWU began a work slowdown, which resulted in a PMA lockout of the longshoremen. On October 8, 2002, a federal court judge imposed an 80-day cooling-off period which will temporarily reopen the West Coast ports. Many of our shipments from Asia move through these West Coast United States ports. The current lockout, if it continues, could affect the timely delivery of our products, which could negatively impact our sales. Beginning in the fourth quarter of fiscal 2002 and continuing into the first quarter of fiscal 2003, we began a gradual buildup of merchandise inventory in anticipation of a possible work stoppage and have put into place contingency plans. The contingency plans will not offset the significant impact of a prolonged work stoppage. The contingency plans include increased usage of airfreight transportation, which could substantially increase our selling costs and have a negative impact on our future earnings.

Three Months Ended August 31, 2002 Compared to Three months ended September 1,
------------------------------------------------------------------------------
2001
----

     Net sales for the first quarter of fiscal 2003 increased $36.0 million, or 26.8%, to $170.2 million from $134.2 million in the comparable period in 2002. Sales increased primarily due to increased customer demand. Sales of our cardiovascular and other equipment in the first quarter of fiscal 2003 increased $38.3 million, or 35.3%, to $146.7 million. Sales of our strength training equipment in the first quarter of fiscal 2003 decreased $2.2 million, or 8.7%, to $23.5 million.

     Gross profit in the first quarter of fiscal 2003 was $43.4 million, or 25.5% of net sales, compared to $33.9 million, or 25.2% of net sales, in the first quarter of fiscal 2002.

     Selling expenses increased $1.5 million, or 7.4%, to $22.5 million in fiscal 2002. This increase was the result of higher selling costs associated with the increase in sales. Expressed as a percentage of net sales, selling expenses were 13.2% in the first quarter fiscal 2003 compared to 15.6% in the first quarter of fiscal 2002.

     Research and development expenses decreased $0.4 million, or 12.4%, to $2.6 million in the first quarter of fiscal 2003. Expressed as a percentage of net sales, research and development expenses were 1.5% in first quarter of fiscal 2003 and 2.2% in the first quarter of fiscal 2002.

     General and administrative expenses increased $1.9 million, or 12.4%, to $16.8 million in the first quarter of fiscal 2003. This increase was attributable in part to higher insurance costs. Expressed as a percentage of net sales, general and administrative expenses were 9.9% in the first quarter of fiscal 2003 and 11.2% in first quarter of fiscal 2002.

     As a result of the foregoing factors, operating income increased $6.5 million, or 129.2%, to $1.5 million in the first quarter of fiscal 2003. Expressed as a percentage of net sales, operating income was 0.9% in the first quarter of fiscal

2003 compared with (3.8)% in the first quarter of fiscal 2002.

     As a result of the foregoing factors, EBITDA increased $6.4 million to $6.3 million in the first quarter of fiscal 2003. Expressed as a percentage of net sales, EBITDA was 3.7% in the first quarter of fiscal 2003 compared with (0.1)% in the first quarter of fiscal (2002).

     Interest expense including amortization of deferred financing fees decreased $1.0 million, or 13.1%, to $6.7 million for the first quarter of fiscal 2003. This decrease reflects our lower borrowing levels during the period combined with lower interest rates on our borrowings during the period.

     Income tax benefit, as a percentage of pre-tax loss, for the first quarter of fiscal 2003 was 26.0%, compared to 39.0% in the first quarter of fiscal 2002. The change in the effective tax rate was primarily due to the combined effects of the computational impact of expenses not deductible for tax purposes and state tax liabilities in certain jurisdictions.

     As a result of the foregoing factors, our net loss was $3.4 million for the first quarter of fiscal 2003, compared to a net loss in the first quarter of fiscal 2002 of $ 7.5 million.

Seasonality

     The following are the net sales, net income (loss) and EBITDA by quarter for fiscal years 2003, 2002 and 2001:

                                       First         Second       Third          Fourth
                                     Quarter(1)     Quarter(2)   Quarter(3)     Quarter(4)
                                     ----------     ----------   ---------      ----------
                                                                  (dollars in millions)

Net Sales (5)
2003                                   $170.2        $  -         $  -           $  -
2002                                    134.2         272.1        304.9          181.0
2001                                    129.5         276.0        254.6          160.5

Net Income (Loss)
2003                                     (3.4)          -            -              -
2002                                     (7.5)         11.1         25.5           (9.7)
2001                                     (8.2)         11.7         10.8           (1.0)

EBITDA

2003                                      6.3           -            -              -
2002                                     (0.1)         31.3         38.7            5.8
2001                                      1.6          34.2         32.2            4.1

-----------
(1) Our first quarter ended August 31, September 1, and September 2 for fiscal years 2003, 2002 and 2001, respectively.

(2) Our second quarter ended December 1 and December 2 for fiscal years 2002 and 2001, respectively.

(3) Our third quarter ended March 2 and March 3 for fiscal years 2002 and 2001, respectively.

(4) Our fourth quarter ended May 31 for the fiscal years 2002 and 2001, respectively.

(5) In November of 2001, the Emerging Issues Task Force issued EITF 01-9, Accounting for Consideration Given by Vendor to a Customer ("EITF 01-9") effective for annual or interim financial statements beginning after December 15, 2001. EITF 01-9 provides guidance on the accounting treatment of various types of consideration given by a vendor to a customer. The Company adopted EITF 01-9 in fiscal 2003. Net sales for the first quarter fiscal 2002 are shown as if EITF 01-9 were adopted for that quarter. Net sales for the first quarter of fiscal 2002 without the adjustment for EITF 01-9 were $138.1 million.

     We sell a majority of our products to customers in our second and third fiscal quarters (i.e., from September through February). Increased sales and distribution typically occur in the Christmas retail season and the beginning of a new calendar year because of increased promotions by our retail customers, increased consumer purchases and seasonal changes that prompt people to exercise inside. If actual sales for a quarter do not meet or exceed projected sales for that quarter, expenditures and inventory levels could be disproportionately high for such quarter and our cash flow for that quarter and future quarters could be adversely effected. The timing of large orders from customers and the mix of products sold may also contribute to periodic fluctuations.

Liquidity and Capital Resources

     Net cash used in operating activities was $43.7 million in the first quarter of fiscal 2003, as compared to $16.1 million of cash used in operating activities in the first quarter of fiscal 2002. In the first quarter of fiscal 2003, major sources of funds were non-cash provisions of $4.2 million for depreciation and amortization, and an increase in accounts payable and accrued expenses of $10.9 million. These changes were offset by increases in inventories of $51.2 million and accounts receivable of $2.5 million. These changes are due to our increasing sales during the course of the first several months of the fiscal year leading up to our peak selling season, which occurs between the months of October and December. We sell the majority of our products to customers in the second and third fiscal quarters (i.e., from September through February). In the first quarter of fiscal 2002, major sources of funds were non-cash provisions of $4.5 million for depreciation and amortization, a decrease in accounts receivable of $15.9 million and increases in accounts payable and accrued expenses of $14.4 million. These increases were offset by increases in inventories of $37.3 million. Such increases were due to the aforementioned factors relating to sales increases.

     Net cash used in investing activities was $5.4 million in the first quarter of fiscal 2003, compared to $5.4 million in the first quarter of fiscal 2002. Investing activities in the first quarter of fiscal 2003 consisted primarily of capital expenditures of $4.6 million related to upgrades in plant and tooling and purchases of additional manufacturing equipment and purchases of intangibles of $0.8 million. Cash used in investing activities in the first quarter of fiscal 2002, was primarily for capital expenditures of $3.9 million and purchases of intangibles of $1.4 million.

     Net cash provided by financing activities was $51.2 million in the first quarter of fiscal 2003, compared to $22.4 million of cash provided by financing activities in the first quarter of fiscal 2002. Cash provided by financing activities resulted from our net borrowings on our new credit facility.

     On January 22, 2002, Kmart, a customer for over a decade, filed for bankruptcy protection. At the time of the filing, we had $12.1 million of unsecured accounts receivable outstanding with Kmart. As of August 31, 2002 we have a dedicated reserve of $2.4 million against these receivables. In addition to this dedicated reserve, we carry other account receivable reserves that are based on historical loss experiences and current economic events. We recognize that a considerable amount of judgment is required to assess the ultimate realization of accounts receivable, and, therefore, we re-evaluate the collectibility of these pre-petition receivables from Kmart on a continuous basis. Additional adjustments for our Kmart and other bad debts may be appropriate in future periods. In the first quarter fiscal 2003, we had net sales to Kmart of $5.3 million representing approximately 3.1% of our total net sales for that quarter. In fiscal 2002 we had net sales to Kmart of approximately $30.6 million representing approximately 3.4% of our total net sales for that period. Kmart has secured debtor in possession financing and will continue to operate in bankruptcy. We resumed shipments to Kmart as of February 5, 2002 with payment terms of 30 days, reduced from 60 days.

     Our primary short-term liquidity needs consist of financing seasonal merchandise inventory buildups and paying cash interest expense under our existing credit facilities and on the 11.25% subordinated notes due in April 2012. Our principal source of financing for our seasonal merchandise inventory buildup and increased accounts receivable is revolving credit borrowings under our existing credit facilities. At August 31, 2002, we had $73.5 million of availability under these facilities. Our working capital borrowing needs are typically at their lowest level in April through June, increase somewhat through the summer and sharply increase from September through November to finance accounts receivable and purchases of inventory in advance of the Christmas and post-holiday selling season. Generally, in the period from November through February, our working capital borrowings remain at their highest level and then are paid down to their lowest annual levels from April through August.

     In connection with our refinancing in April 2002, we entered into our existing credit facility totaling $235.0 million of revolving and term loans with a syndicate of banks and financial services companies.

     Proceeds of our existing credit facility were used to refinance our then existing senior credit facilities and 12% senior subordinated notes due 2005, to fund transaction fees and expenses, and to provide for general working capital.

     As of August 31, 2002, the balance outstanding under the existing credit facility consisted of (in millions):

          Revolver                                             $131.8
          Term Loan                                              22.6
                                                               ------
                                                               $154.4

     We have a significant amount of indebtedness. As of August 31, 2002, our consolidated indebtedness was approximately $307.2 million, of which approximately $152.8 million was senior indebtedness.

     Our ability to make scheduled payments of principal of, or to pay the interest on, or to refinance our indebtedness, including the 11.25% notes, or to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

     Based on our current level of operations, management believes that cash flow from operations and available cash, together with available borrowings under our new credit facility, will be adequate to meet our future liquidity needs for at least the next few years. We may, however, need to refinance all or a portion of the principal amount of the notes on or prior to maturity.

     We cannot assure you that our business will generate sufficient cash flow from operations, or that future borrowings will be available under our new credit facility in an amount sufficient to enable us to service our indebtedness, including the 11.25% notes, or to fund our other liquidity needs. In addition, we cannot assure you that we will be able refinance any of our indebtedness, including our new credit facility and the 11.25% notes, on commercially reasonable terms or at all.

Market Risk

     Fluctuations in the general level of interest rates on our current and future fixed and variable rate debt obligations expose us to market risk. We are vulnerable to significant fluctuations in interest rates on our variable rate debt and on any future repricing or refinancing of our fixed rate debt and on future debt.

     We use long-term and medium-term debt as a source of capital. At August 31, 2002, we had approximately $152.8 million in outstanding fixed rate debt, consisting of 11.25% subordinated notes maturing in April 2012. When debt instruments of this type mature, we typically refinance such debt at the then-existing market interest rates, which may be more or less than the interest rates on the maturing debt.

     Our credit facility has variable interest rates and any fluctuation in interest rates could increase or decrease our interest expense. At August 31, 2002, we had approximately $154.4 million in outstanding variable rate debt.

     Due to the uncertainty of fluctuations in interest rates and the specific actions that might be taken by us to mitigate the impact of such fluctuations and their possible effects, the foregoing sensitivity analysis assumes no changes in our financial structure.

     We import some finished products and components from Canada and Asia. All purchases from Asia have been fixed in United States dollars and, therefore, we are not subject to foreign currency fluctuations on such purchases, although our vendors may respond to foreign currency fluctuations by seeking to raise their prices. U.S. Purchases of inventory from Canada have been settled in Canadian dollars and therefore we have been subject to fluctuations in the value of the Canadian dollar, which could have an impact on our operating results. In addition, European purchases of inventory from Canada and the U.S. have been settled in U.S. and Canadian dollars and therefore we have been subject to fluctuations in the value of the U.S. and Canadian dollars, which also could have an impact on our operating results. In connection with the importation of products and components from Canada, we from time to time engage in hedging transactions by entering into forward contracts for the purchase of Canadian dollars, which are designed to protect against such fluctuations. Our hedging transactions do not subject us to exchange rate risk because gains and losses on these contracts offset losses and gains on the transaction being hedged. The unhedged portion of purchases from Canada is not significant.

     As of August 31, 2002, we had no open forward exchange contracts to sell Canadian dollars. During fiscal years 2002 and 2001 we recognized no significant gains or losses upon settlement of foreign currency transactions denominated in Canadian dollars.

Recent Accounting Pronouncements

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations," which provides a comprehensive standard of accounting for business combinations. SFAS 141 is effective for all business combinations after June 30, 2001. In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which requires a change in accounting for goodwill and certain other intangible assets. SFAS 142 is effective for fiscal years beginning after December 15, 2001.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. SFAS 143 is effective for fiscal years beginning after June 15, 2002.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" which supercedes SFAS No. 121 and requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS 144 broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001.

     In April 2002, the FASB issued SFAS No. 145, "Recission of FAS Nos. 4, 44 and 64, Amendment of FAS 13 and Technical Corrections as of April 2002", which rescinds FAS Nos. 4, 44 and 64 and amends other existing authoritative pronouncements to make various technical corrections, clarify meaning, or describe their applicability under changed conditions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 and will require the modification of prior financial statements to reclassify the 2002 loss on debt extinguishment from extraordinary to income from continuing operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses significant issues relating to the recognition, measurement, and reporting of costs associated with exit and disposal activities. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002.

     Based on current circumstances, except for SFAS 145, we believe the application of the new accounting rules described above will not have a material impact on our financial statements.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

          See note B

Item 2.  Changes in Securities.

          None.

Item 3.  Defaults Upon Senior Securities.

          None.

Item 4.  Submission of Matters to a Vote of Security Holders.

          None.

Item 5.  Other Information.

          None.

Item 6.  Exhibits and Reports on Form 8-K.

    (a) Exhibits

          None.

    (b) Reports on Form 8-K

          None.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

ICON Health & Fitness, Inc.
(Registrant)


By  /s/ Gary E. Stevenson                        Date: October 15, 2002
   -----------------------------
      Gary E. Stevenson
    Chief Operating Officer

By  /s/ S. Fred Beck                             Date: October 15, 2002
   ----------------------------
         S. Fred Beck
    Chief Financial Officer

                                  CERTIFICATION
                                  -------------

I, Scott R. Watterson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ICON Health & Fitness, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By /s/ Scott R. Watterson                        Date:  October 15, 2002
-------------------------
   Scott R. Watterson
 Chief Executive Officer

                                   CERTIFICATION
                                   -------------

I, Gary E. Stevenson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ICON Health & Fitness, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By /s/ Gary E. Stevenson                        Date:  October 15, 2002
-----------------------
    Gary E. Stevenson
 Chief Operating Officer

                                  CERTIFICATION
                                  -------------

I, S. Fred Beck, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ICON Health & Fitness, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By /s/ S. Fred Beck                              Date:  October 15, 2002
--------------------
   S. Fred Beck
Chief Financial Officer