Form 10-Q
period 2002-11-30
ICON HEALTH & FITNESS INC; ICON IP INC; FREE MOTION FITNESS INC; NORDICTRACK INC; ICON INTERNATIONAL HOLDINGS INC; UNIVERSAL TECHNICAL SERVICES INC; 510152 N B LTD; JUMPKING INC
filed 2003-01-14
CIK 934798, 1182076, 1174469, 1174470, 785312, 1101200, 1101202, 1101201

FORM 10-Q

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   (Mark One)
[*]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                                    EXCHANGE
       ACT OF 1934 for the quarterly period ended November 30, 2002

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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                  ICON Health & Fitness, Inc. 1,000 shares.

                       ICON Health & Fitness, Inc.

                                 INDEX

                                                               Page No.
                                                               --------

PART I -    FINANCIAL INFORMATION                                   3

Item 1.     Financial Statements                                  3-6

            Condensed Consolidated Balance
            Sheets (unaudited) as of November 30, 2002
            and May 31, 2002                                        3

            Condensed Consolidated Statements of
            Operations (unaudited) for the three months
            ended November 30, 2002 and December 1, 2001            4

            Condensed Consolidated Statements of
            Operations (unaudited) for the six months
            ended November 30, 2002 and December 1, 2001            5

            Condensed Consolidated Statements
            of Cash Flows (unaudited) for the six months
            ended November 30, 2002 and December 1, 2001            6

            Notes to Condensed Consolidated
            Financial Statements (unaudited)                     7-14

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                          15-21

Item 3      Quantitative and Qualitative Disclosures
            About Market Risk                                      21

Item 4      Controls and Procedures                                22


PART II -   OTHER INFORMATION                                      22

Item 1.     Legal Proceedings                                      22

Item 2.     Changes in Securities                                  22

Item 3.     Defaults Upon Senior Securities                        22

Item 4.     Submission of Matters to a Vote of
            Securities Holders                                     23

Item 5.     Other Information                                      23

Item 6.     Exhibits and Reports on Form 8-K                       23

Signatures                                                         23

Certifications                                                  24-26

Exhibit Index                                                      27

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

ICON Health & Fitness, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In Thousands)

                                      November 30, 2002    May 31, 2002
                                      -----------------    ------------
Assets
Current assets
  Cash                                      $  4,372        $  4,773
  Accounts receivable, net                   246,350         153,178
  Inventories:
    Raw materials                             94,312          60,136
    Finished goods                           106,229          73,617
                                            --------        --------
  Total inventories                          200,541         133,753
  Deferred income taxes                        6,188           4,807
  Other current assets                        12,396          18,675
                                            --------        --------
Total current assets                         469,847         315,186

Property and equipment                       103,135          95,950
Less accumulated depreciation                (55,113)        (50,965)
                                            --------        --------
Property and equipment, net                   48,022          44,985
Intangible assets, net                        30,877          30,201
Deferred income taxes                         11,022          12,084
Other assets, net                             19,070          20,768
                                            --------        --------
Total assets                                $578,838        $423,224
                                            ========        ========
Liabilities and Stockholder's Equity
Current liabilities
  Current portion of long-term debt         $  5,004        $  5,044
  Accounts payable                           166,249         113,927
  Accrued expenses                            25,452          23,751
  Income taxes payable                         3,631           5,421
  Interest payable                             7,626           3,045
                                            --------        --------
Total current liabilities                    207,962         151,188
Long term-debt                               338,358         250,893
Other liabilities                              6,842           4,934
                                            --------        --------
  Total liabilities                          553,162         407,015
                                            --------        --------

Stockholder's Equity
  Common stock and additional
     paid-in capital                         204,155         204,155
  Receivable from parent                      (2,200)         (2,200)
  Accumulated deficit                       (173,681)       (183,941)
  Accumulated other comprehensive loss        (2,598)         (1,805)
                                            --------        --------
Total stockholder's equity                    25,676          16,209
                                            --------        --------
Total liabilities and
     stockholder's equity                   $578,838        $423,224
                                            ========        ========

See accompanying notes to condensed consolidated financial statements.

ICON Health & Fitness, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In Thousands)



                                       For the Three Months Ended
                                  November 30, 2002    December 1, 2001
                                  -----------------    ----------------
Net sales                               $292,732            $264,631
Cost of goods sold                       210,725             195,645
                                        --------            --------
Gross profit                              82,007              68,986
                                        --------            --------
Operating expenses:
  Selling                                 30,632              22,919
  Research and development                 2,588               2,391
  General and administrative              20,101              16,654
                                        --------            --------
Total operating expenses                  53,321              41,964
                                        --------            --------

Income from operations                    28,686              27,022

Interest expense                           6,526               6,878
Amortization of deferred financing fees      184                 888
                                        --------            --------
Income before income taxes                21,976              19,256
Provision for income taxes                 8,275               8,246
                                        --------            --------
Net income                                13,701              11,010
Other comprehensive loss,
  comprised of foreign currency
  translation adjustment, net of
  income tax benefit of $342 in 2002
  and $169 in 2001.                         (567)               (267)
                                        --------            --------
Comprehensive income                    $ 13,134            $ 10,743
                                        ========            ========

See accompanying notes to condensed consolidated financial statements.

ICON Health & Fitness, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In Thousands)

                                       For the Six Months Ended
                                November 30, 2002      December 1, 2001
                                -----------------      ----------------
Net sales                             $462,955              $398,794
Cost of goods sold                     337,545               295,943
                                      --------              --------
Gross profit                           125,410               102,851
                                      --------              --------
Operating expenses:
  Selling                               53,102                43,840
  Research and development               5,208                 5,382
  General and administrative            36,342                31,188
                                      --------              --------
Total operating expenses                94,652                80,410
                                      --------              --------

Income from operations                  30,758                22,441

Interest expense                        12,925                13,730
Amortization of deferred
  financing fees                           486                 1,752
                                      --------              --------
Income before income taxes              17,347                 6,959
Provision for income taxes               7,087                 3,412
                                      --------              --------
Net income                              10,260                 3,547
Other comprehensive loss,
  comprised of foreign currency
  translation adjustment, net of
  income tax benefit of $486 in
  2002 and $24 in 2001.                   (793)                  (40)
                                      --------              --------
Comprehensive income                  $  9,467              $  3,507
                                      ========              ========

See accompanying notes to condensed consolidated financial statements.

ICON Health & Fitness, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

                                   November 30, 2002   December 1, 2001
                                   -----------------   ----------------
OPERATING ACTIVITIES:
Net income                               $ 10,260           $  3,547
Adjustments to reconcile net income to net
  cash used in operating activities:

  Provision for deferred taxes                167                (83)
  Amortization of gain on extinguishment
    of debt                                     -               (650)
  Amortization of deferred financing fees     486              1,752
  Amortization of discount on 11.25%
    Notes                                      46                  -
  Depreciation                              6,416              6,765
  Amortization                              1,800              1,963

Changes in operating assets and liabilities:
  Accounts receivable                     (93,172)           (75,123)
  Inventories                             (66,788)           (24,836)
  Income taxes receivable/payable          (1,789)             5,542
  Other assets, net                         8,873             (4,456)
  Accounts payable and accrued expenses    59,666             45,246
                                         --------           --------
Net cash used in operating activities     (74,035)           (40,333)
                                         --------           --------

INVESTING ACTIVITIES:
Purchase of property and equipment         (9,452)            (7,144)
Purchase of intangible assets              (2,476)            (3,299)
Other assets                                    -               (226)
Acquisitions, net of cash                       -               (202)
                                         --------           --------
Net cash used in investing activities     (11,928)           (10,871)
                                          --------           --------

FINANCING ACTIVITIES:
Proceeds from old credit facility, net
  of payments                                   -             59,522
Proceed from new credit facility, net
  of payments                              89,901                  -
Payments on term note                      (2,500)                 -
Payments on old term notes                      -             (5,659)
Payments on other long-term debt              (22)               (15)
Payment of fees-debt                         (538)              (444)
                                         --------           --------
Net cash provided by financing
  activities                               86,841             53,404
                                         --------           --------

Effect of exchange rates on cash           (1,279)               (64)
                                         --------           --------
Net increase (decrease) in cash              (401)             2,136
Cash, beginning of period                   4,773              3,324
                                         --------           --------
Cash, end of period                      $  4,372           $  5,460
                                         ========           ========

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
----------------------------------------------------------------

Note A - Basis of Presentation

     This report covers ICON Health & Fitness, Inc. and its subsidiaries (collectively, "the Company"). The Company's parent company, HF Holdings, Inc. ("HF Holdings"), is not a registrant.

     The accompanying unaudited condensed consolidated financial statements contain all adjustments which, in the Company's opinion, are necessary to present fairly its financial position at November 30, 2002 and the results of operations and cash flows for the periods ended November 30, 2002 and December 1, 2001. All adjustments in the periods presented herein are normal and recurring in nature.

     Certain reclassifications of previously reported financial information were made to conform to the current period's presentation.


Note B - Accounting Changes

     In November of 2001, the Emerging Issues Task Force issued EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer ("EITF 01-09"), effective for annual or interim financial statements for periods beginning after December 15, 2001. EITF 01-09 provides guidance on the accounting treatment of various types of consideration given by a vendor to a customer. The Company adopted EITF 01-09 in fiscal 2003. Net sales for the three and six months ended December 1, 2001 are shown as if EITF 01-09 was adopted for those periods.

Recently Issued Accounting Standards

     Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), was issued by the Financial Accounting Standards Board in June 2001. The statement changes the accounting for goodwill from an amortization method to an impairment only approach, and the Company was required to adopt it for the fiscal year ended May 31, 2003. Prior to the adoption of SFAS 142, the Company amortized goodwill using the straight-line method over the estimated life of twenty years. Upon adoption of SFAS 142, the Company ceased amortization of goodwill (which totaled $6.3 million, net, at June 1, 2002) thereby eliminating approximately $98,000 and $196,000 in amortization expense for the three month period ended November 30, 2002 and six month period ended November 30, 2002 compared to the same periods in fiscal 2002, respectively.

     SFAS 142 requires that companies perform evaluations of potential impairment of goodwill at least annually. During the first quarter of fiscal 2003, the Company completed an impairment evaluation of its goodwill as of June 1, 2002. No impairment was identified.


Note C - Commitments and Contingencies

     Due to the nature of the Company's products, the Company is subject to product liability claims involving personal injuries allegedly related to the Company's products. These claims include injuries sustained by individuals using the Company's products. The Company currently carries an occurrence-based product liability insurance policy. The current policy provides coverage for the period from October 1, 2002 to October 1, 2003 of up to $5.0 million per occurrence and $5.0 million in the aggregate. The policy has a deductible on each claim of up to $1,000,000. The Company believes that its insurance is generally adequate to cover product liability claims. Nevertheless, currently pending claims and any future claims are subject to the uncertainties related to litigation, and the ultimate outcome of any such proceedings or claims cannot be predicted. Due to uncertainty with respect to the nature and extent of manufacturers' and distributors' liability for personal injuries, the Company cannot guarantee that its product liability insurance is or will be adequate to cover such claims. The Company vigorously defends any and all product liability claims brought against it and does not believe that any currently pending claim or series of claims will have a material adverse effect on its results of operations or financial position.

     The Company is a party to a variety of non-product liability commercial lawsuits involving contract claims, arising in the ordinary course of its business. The Company believes that adverse resolution of these lawsuits would not have a material adverse effect upon its results of operations or financial position.

     The Company is also involved in several intellectual property and patent infringement claims, arising in the ordinary course of its business. The Company believes that the ultimate outcome of these matters will not have a material adverse effect upon its results of operations or financial position.

     The Company is involved in litigation with Service Merchandise in connection with its filing for bankruptcy protection. Service Merchandise filed three (3) separate adversarial proceedings against the Company in the United States Bankruptcy Court, Middle District of Tennessee, Nashville Division, alleging preferential transfer in Adversarial Proceeding Nos. 301-0738A and 301-0770A, and Breach of Contract in Adversarial Proceeding No. 301-0586A. The bankruptcy trustee has filed suit in connection with the foregoing seeking to recapture an aggregate amount of $1.7 million in payments made to the Company as a voidable preference. The summons was issued on April 16, 2001.


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

     The following supplemental condensed consolidating financial statements are presented (in thousands):

     1. Condensed consolidating balance sheets as of November 30, 2002 and May 31, 2002, condensed consolidating statements of operations for the three months and six months ended November 30, 2002 and December 1, 2001, and condensed consolidating statements of cash flows for the six months ended
November 30, 2002 and December 1, 2001.

     2. The Company's combined Subsidiary Guarantors and combined Non-Guarantor subsidiaries with their investments in subsidiaries are accounted for using the equity method.

     3. Elimination entries necessary to consolidate the Company and all of its subsidiaries.


                               Supplemental Condensed Consolidating Balance Sheet
                                              November 30, 2002
                    ---------------------------------------------------------------------
                        ICON       Combined      Combined
                      Health &     Guarantor    Non-Guarantor
                    Fitness,Inc.  Subsidiaries  Subsidiaries  Eliminations   Consolidated
                    ------------  ------------  ------------  ------------   ------------

ASSETS

Current assets:

Cash                    $  1,589      $  1,438       $ 1,345     $       -      $  4,372
Accounts receivable,
  net                    199,597        57,687        12,604       (23,538)      246,350
Inventories, net         125,992        65,573         9,484          (508)      200,541
Deferred income taxes      5,894           210            84             -         6,188
Other current assets       3,435         5,938         3,023             -        12,396
                        --------      --------       -------     ---------      --------
Total current assets     336,507       130,846        26,540       (24,046)      469,847
                        --------      --------       -------     ---------      --------

Property and equipment,
  net                     37,110        10,053           859             -        48,022
Receivable from
  affiliates              99,439        15,155             -      (114,594)            -
Intangible assets, net    21,622         8,037         1,218             -        30,877
Deferred income taxes      9,830         1,192             -             -        11,022
Investment in
  subsidiaries            44,909             -             -       (44,909)            -
Other assets, net         19,052             -            18             -        19,070
                        --------      --------       -------     ---------      --------
Total Assets            $568,469      $165,283       $28,635     $(183,549)     $578,838
                        ========      ========       =======     ==========     ========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current liabilities:
Current portion of
  long-term debt        $  5,000      $      4       $     -     $       -      $  5,004
Accounts payable         131,980        34,094        23,713       (23,538)      166,249
Accrued expenses          14,419         7,798         3,235             -        25,452
Income taxes payable       3,010           501           120             -         3,631
Interest payable           7,626             -             -             -         7,626
                        --------     ---------       -------     ---------      --------
Total current
  liabilities            162,035        42,397        27,068       (23,538)      207,962
                        --------     ---------       -------     ---------      --------

Long-term debt           338,340            18             -             -       338,358
Other long-term
  liabilities              3,146         3,696             -             -         6,842
Payable to affiliates     15,155        78,109        21,330      (114,594)            -

Stockholder's Equity (deficit):

Common stock and
  additional paid-in
  capital                206,324        37,259         5,481       (44,909)      204,155
Receivable from parent    (2,200)            -             -             -        (2,200)
Accumulated deficit     (154,813)        5,215       (23,575)         (508)     (173,681)
Accumulated other
  comprehensive
  income (loss)              482        (1,411)       (1,669)            -        (2,598)
                        --------     ---------       -------     ---------      --------
Total stockholder's
 equity (deficit)         49,793        41,063       (19,763)      (45,417)       25,676
                        --------     ---------       -------     ---------      --------
Total Liabilities
  and Stockholder's
  Equity                $568,469      $165,283       $28,635     $(183,549)     $578,838
                        ========      ========       =======     ==========     ========


                             Supplemental Condensed Consolidating Balance Sheet
                                                May 31, 2002
                    ---------------------------------------------------------------------
                        ICON       Combined      Combined
                      Health &     Guarantor    Non-Guarantor
                    Fitness,Inc.  Subsidiaries  Subsidiaries  Eliminations   Consolidated
                    ------------  ------------  ------------  ------------   ------------
ASSETS

Current assets:

Cash                  $    327       $  1,448       $ 2,998     $       -       $  4,773
Accounts receivable,
  net                  104,553         54,071        11,249       (16,695)       153,178
Inventories, net        82,558         45,657         5,847          (309)       133,753
Deferred income taxes    4,591            214             2             -          4,807
Other current assets     8,472          8,457         1,746             -         18,675
                      --------       --------       -------     ---------       --------
Total current assets   200,501        109,847        21,842       (17,004)       315,186
                      --------       --------       -------     ---------       --------

Property and
  equipment, net        34,031         10,101           853             -         44,985
Receivable from
  affiliates            81,636         16,361             -       (97,997)             -
Intangible assets,
  net                   20,466          8,517         1,218             -         30,201
Deferred income taxes   11,402            377           305             -         12,084
Investment in
  subsidiaries          44,909              -             -       (44,909)             -
Other assets, net       20,756              -            12             -         20,768
                      --------       --------       -------     ---------       --------
Total Assets          $413,701       $145,203       $24,230     $(159,910)      $423,224
                      ========       ========       =======     ==========      ========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current liabilities:

Current portion of
  long-term debt      $  5,000       $     44       $     -     $       -       $  5,044
Accounts payable        81,909         28,586        20,127       (16,695)       113,927
Accrued expenses        16,280          4,998         2,473             -         23,751
Income taxes payable         -          5,069           352             -          5,421
Interest payable         3,045              -             -             -          3,045
                      --------       --------       -------     ---------       --------
Total current
  liabilities          106,234         38,697        22,952       (16,695)       151,188
                      --------       --------       -------     ---------       --------

Long-term debt         247,197          3,696             -             -        250,893
Other liabilities        4,934              -             -             -          4,934
Payable to affiliates   16,361         60,784        20,852       (97,997)             -

Stockholder's Equity (deficit):

Common stock and
  additional paid-in
  capital              206,324         37,259         5,481       (44,909)       204,155
Receivable from parent  (2,200)             -             -             -         (2,200)
Accumulated deficit   (165,149)         5,632       (24,115)         (309)      (183,941)
Accumulated other
  comprehensive loss         -           (865)         (940)            -         (1,805)
                      --------       --------       -------     ---------       --------
Total stockholder's
  equity (deficit)      38,975         42,026       (19,574)      (45,218)        16,209
                      --------       --------       -------     ---------       --------
Total Liabilities
  and Stockholder's
  Equity              $413,701       $145,203       $24,230     $(159,910)      $423,224
                      ========       ========       =======     ==========      ========




                       Supplemental Condensed Consolidating Statement of Operations
                                   Three Months Ended November 30, 2002
                    ---------------------------------------------------------------------
                        ICON       Combined      Combined
                      Health &     Guarantor    Non-Guarantor
                    Fitness,Inc.  Subsidiaries  Subsidiaries  Eliminations   Consolidated
                    ------------  ------------  ------------  ------------   ------------
Net sales              $208,156       $68,315       $16,261          $  -       $292,732
Cost of sales           157,648        43,840         9,146            91        210,725
                       --------       -------       -------          ----       --------
Gross profit             50,508        24,475         7,115           (91)        82,007

Total operating
  expenses               24,319        23,657         5,345             -         53,321
                       --------       -------       -------          ----       --------
Income from operations   26,189           818         1,770           (91)        28,686
Interest expense          6,080             1           445             -          6,526
Amortization of deferred
  financing fees            184             -             -             -            184
                       --------       -------       -------          ----       --------
Income before
  income taxes           19,925           817         1,325           (91)        21,976
Provision for
  income taxes            8,012            26           237             -          8,275
                       --------       -------       -------          ----       --------
Net income             $ 11,913       $   791       $ 1,088          $(91)      $ 13,701
                       ========       =======       =======          =====      ========



                        Supplemental Condensed Consolidating Statement of Operations
                                   Three Months Ended December 1, 2001
                    ---------------------------------------------------------------------
                        ICON       Combined      Combined
                      Health &     Guarantor    Non-Guarantor
                    Fitness,Inc.  Subsidiaries  Subsidiaries  Eliminations   Consolidated
                    ------------  ------------  ------------  ------------   ------------
Net sales              $192,656      $58,889        $13,086         $   -       $264,631
Cost of sales           148,279       38,906          8,639          (179)       195,645
                       --------      -------        -------         -----       --------

Gross profit             44,377       19,983          4,447           179         68,986

Total operating
  expenses               16,642       21,514          3,808             -         41,964
                       --------      -------        -------         -----       --------
Income (loss) from
  operations             27,735       (1,531)           639           179         27,022
Interest expense          5,692          642            544             -          6,878
Amortization of
  deferred financing
  fees                      888            -              -             -            888
                       --------      -------        -------         -----       --------
Income (loss)
  before taxes           21,155       (2,173)            95           179         19,256
Provision (benefit)
  for income taxes        9,311         (960)          (105)            -          8,246
                       --------      --------       -------         -----       --------
Net income (loss)      $ 11,844      $(1,213)       $   200         $ 179       $ 11,010
                       ========      ========       =======         =====       ========

                         Supplemental Condensed Consolidating Statement of Operations
                                        Six Months Ended November 30, 2002
                    ---------------------------------------------------------------------
                        ICON       Combined      Combined
                      Health &     Guarantor    Non-Guarantor
                    Fitness,Inc.  Subsidiaries  Subsidiaries  Eliminations   Consolidated
                    ------------  ------------  ------------  ------------   ------------
Net sales              $314,555      $124,585       $23,815         $   -       $462,955
Cost of sales           240,821        82,489        14,036           199        337,545
                       --------      --------       -------         -----       --------
Gross profit             73,734        42,096         9,779          (199)       125,410

Total operating
  expenses               44,074        42,459         8,119             -         94,652
                       --------      --------       -------         -----       --------
Income (loss)
  from operations        29,660          (363)        1,660          (199)        30,758
Interest expense         12,036             5           884             -         12,925
Amortization of
  deferred financing
  fees                      486             -             -             -            486
                       --------      --------       -------         -----       --------
Income (loss)
  before taxes           17,138          (368)          776          (199)        17,347
Provision for
  income taxes            6,802            48           237             -          7,087
                       --------      --------       -------         -----       --------
Net income (loss)      $ 10,336      $   (416)      $   539         $(199)      $ 10,260
                       ========      =========      =======         ======      ========


                       Supplemental Condensed Consolidating Statement of Operations
                                    Six Months Ended December 1, 2001
                    ---------------------------------------------------------------------
                        ICON       Combined      Combined
                      Health &     Guarantor    Non-Guarantor
                    Fitness,Inc.  Subsidiaries  Subsidiaries  Eliminations   Consolidated
                    ------------  ------------  ------------  ------------   ------------
Net sales              $288,785       $91,215       $18,794         $   -       $398,794
Cost of sales           219,862        63,548        12,656          (123)       295,943
                       --------       -------       -------         -----       --------

Gross profit             68,923        27,667         6,138           123        102,851

Total operating
  expenses               42,285        31,998         6,127             -         80,410
                       --------       -------       -------         -----       --------
Income (loss) from
  operations             26,638        (4,331)           11           123         22,441
Interest expense         11,652         1,170           908             -         13,730
Amortization of
  deferred financing
  fees                    1,752             -             -             -          1,752
                       --------       -------       -------         -----       --------
Income (loss) before
  income taxes           13,234        (5,501)         (897)          123          6,959
Provision (benefit)
  for income taxes        5,289        (1,793)          (84)            -          3,412
                       --------       -------       -------         -----       --------
Net income (loss)      $  7,945       $(3,708)      $  (813)        $ 123       $  3,547
                       ========       ========      ========        =====       ========

                       Supplemental Condensed Consolidating Statement of Cash Flows
                                    Six Months Ended November 30, 2002
                    ---------------------------------------------------------------------
                        ICON       Combined      Combined
                      Health &     Guarantor    Non-Guarantor
                    Fitness,Inc.  Subsidiaries  Subsidiaries  Eliminations   Consolidated
                    ------------  ------------  ------------  ------------   ------------
Operating activities:
Net cash used in operating
  activities:          $(55,717)     $(16,787)      $(1,531)       $    -       $(74,035)
                       --------      --------       -------        ------       --------
Investing activities:
Net cash used in
  investing activities: (10,391)       (1,361)         (176)            -        (11,928)
                       --------      --------       -------        ------       --------
Financing activities:
  Proceeds from new
    credit facility, net 89,901             -             -             -         89,901
  Payments on term note  (2,500)            -             -             -         (2,500)
  Payments on other
    long-term debt, net       -           (22)            -             -            (22)
  Payment of fees-debt     (538)            -             -             -           (538)
  Other                 (19,009)       18,531           478             -              -
                       --------      --------       -------        ------       --------
Net cash provided by
  financing activities:  67,854        18,509           478             -         86,841
                       --------      --------       -------        ------       --------
Effect of exchange rate
  changes on cash          (484)         (371)         (424)            -         (1,279)
                       --------      --------       -------        ------       --------
Net increase (decrease)
  in cash                 1,262           (10)       (1,653)            -           (401)
Cash, beginning of period   327         1,448         2,998             -          4,773
                       --------      --------       -------        ------       --------
Cash, end of period    $  1,589      $  1,438       $ 1,345        $    -       $  4,372
                       ========      ========       =======        ======       ========


                        Supplemental Condensed Consolidating Statement of Cash Flows
                                     Six Months Ended December 1, 2001
                    ---------------------------------------------------------------------
                        ICON       Combined      Combined
                      Health &     Guarantor    Non-Guarantor
                    Fitness,Inc.  Subsidiaries  Subsidiaries  Eliminations   Consolidated
                    ------------  ------------  ------------  ------------   ------------
Operating activities:
Net cash used in operating
  activities:          $(22,025)     $(17,582)       $ (726)         $  -       $(40,333)
                       --------      --------        ------          ----       --------
Investing activities:
Net cash used in
  investing activities:  (8,255)       (2,298)         (318)            -        (10,871)
                       --------      --------        ------          ----       --------
Financing activities:
  Proceeds from old
    credit facility, net 59,522             -             -             -         59,522
  Payments on old
    term notes           (5,659)            -             -             -         (5,659)
  Payments on other
    long-term debt            -           (15)            -             -            (15)
  Payment of fees-debt     (444)            -             -             -           (444)
  Other                 (22,525)       21,694           831             -              -
                       --------      --------        ------          ----       --------
Net cash provided by
  financing activities:  30,894        21,679           831             -         53,404
                       --------      --------        ------          ----       --------
Effect of exchange rate
  changes on cash             -          (242)          178             -            (64)
                       --------      --------        ------          ----       --------
Net increase (decrease)
  in cash                   614         1,557           (35)            -          2,136
Cash, beginning
  of period               1,036         1,192         1,096             -          3,324
                       --------      --------        ------          ----       --------
Cash, end of period    $  1,650      $  2,749        $1,061          $  -       $  5,460
                       ========      ========        ======          ====       ========

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.

       Three Months Ended November 30, 2002 Compared to Three Months Ended
                                   December 1, 2001
       --------------------------------------------------------------------

     Net sales for the second quarter of fiscal 2003 increased $28.1 million, or 10.6%, to $292.7 million from $264.6 million in the comparable period in 2002. Sales increased primarily due to increased customer demand. Sales of the Company's cardiovascular and other equipment in the second quarter of fiscal 2003 increased $26.6 million, or 12.1%, to $246.3 million. Sales of the Company's strength training equipment in the second quarter of fiscal 2003 increased $1.5 million, or 3.3%, to $46.5 million.

     Gross profit in the second quarter of fiscal 2003 was $82.0 million, or 28.0% of net sales, compared to $69.0 million, or 26.1% of net sales, in the second quarter of fiscal 2002. This 18.8% increase was largely due to increased direct to consumer sales, changes in product mix and manufacturing efficiencies.

     Selling expenses increased $7.7 million, or 33.6%, to $30.6 million in the second quarter of fiscal 2003. This increase reflected increased bad debt expense associated with the Kmart Corporation bankruptcy filing and increased direct consumer advertising. Expressed as a percentage of net sales, selling expenses were 10.5% in the second quarter of fiscal 2003 and 8.7% in the second quarter of fiscal 2002.

     Research and development expenses increased $0.2 million, or 8.3%, to $2.6 million in the second quarter of fiscal 2003. Expressed as a percentage of net sales, research and development expenses were 0.9% in the second quarter of fiscal 2003 and fiscal 2002.

     General and administrative expenses increased $3.4 million, or 20.4%, to $20.1 million in the second quarter of fiscal 2003. This increase was attributable to significant increases in insurance costs, higher salaries and wages, supplies, and rent and lease expense. Expressed as a percentage of net sales, general and administrative expenses were 6.9% in the second quarter of fiscal 2003 and 6.3% in the second quarter of fiscal 2002.

     As a result of the foregoing factors, operating income increased $1.7 million, or 6.3%, to $28.7 million in the second quarter of fiscal 2003. Expressed as a percentage of net sales, operating income was 9.8% in the second quarter of fiscal 2003 compared with 10.2% in the second quarter of fiscal 2002.

     As a result of the foregoing factors, EBITDA was $32.7 million, or 11.2% of net sales, in the second quarter of fiscal 2003, compared to $31.3 million, or 11.8% of net sales, in the second quarter of fiscal 2002.

     Interest expense including amortization of deferred financing fees decreased $1.1 million, or 14.1%, to $6.7 million for the second quarter of fiscal 2003. This decrease reflects lower interest rates during the 2003 period. Expressed as a percentage of net sales, interest expense including amortization of deferred financing fees was 2.3% in the second quarter of fiscal 2003 and 2.9% in the second quarter of fiscal 2002.

     The provision for income taxes was $8.3 million for the second quarter of fiscal 2003, compared to a provision of $8.2 million in the second quarter of fiscal 2002. Income tax expense, as a percentage of pre-tax income, was 37.7% in the second quarter of fiscal 2003, compared to 42.5% in the second quarter of fiscal 2002. The change in the effective tax rate was primarily the result of adjustments from an Internal Revenue Service audit where previously deducted expenses were capitalized and are being amortized over a fifteen year period.

     As a result of the foregoing factors, net income was $13.7 million for the second quarter of fiscal 2003, compared to net income in the second quarter of fiscal 2002 of $11.0 million, an increase of 24.5% over the same period last year.

Six Months Ended November 30, 2002 Compared to Six Months Ended December 1, 2001
--------------------------------------------------------------------------------

     During the first six months of fiscal 2003, net sales increased $64.2 million, or 16.1%, to $463.0 million from $398.8 million in the first six months of fiscal 2002. Sales increased primarily due to customer demand. Sales of the Company's cardiovascular and other equipment in the first six months of fiscal 2003 increased $64.9 million or 19.8%, to $393.0 million. Sales of the Company's strength training equipment in the first six months of fiscal 2003 decreased $0.8 million, or 1.2%, to $69.9 million.

     Gross profit for the first six months of fiscal 2003 was $125.4 million, or 27.1% of net sales, compared to $102.9 million, or 25.8% of net sales, for the first six months of fiscal 2002. This 21.9% increase was largely due to increased direct to consumer sales, changes in product mix and manufacturing efficiencies.

     Selling expenses increased $9.3 million, or 21.2%, to $53.1 million in the first six months of fiscal 2003. This increase reflected increased bad debt expense associated with the Kmart Corporation bankruptcy filing and increased direct consumer advertising. Expressed as a percentage of net sales, selling expenses were 11.5% in the first six months of fiscal 2003 and 11.0% in the first six months of fiscal 2002.

     Research and development expenses decreased $0.2 million, or 3.7%, to $5.2 million in the first six months of fiscal 2003. Expressed as a percentage of net sales, research and development expenses were 1.1% in the first six months of fiscal 2003 and 1.4% in the first six months of fiscal 2002.

     General and administrative expenses increased $5.1 million, or 16.3%, to $36.3 million in the first six months of fiscal 2003. This increase was attributable to significant increases in insurance costs, higher salaries and wages, supplies, and rent and lease expense. Expressed as a percentage of net sales, general and administrative expenses were 7.8% in the first six months of fiscal 2003 and fiscal 2002.

     As a result of the foregoing factors, operating income increased $8.4 million, or 37.5%, to $30.8 million in the first six months of fiscal 2003. Expressed as a percentage of net sales, operating income was 6.7% in the first six months of fiscal 2003 compared with 5.6% in the second quarter of fiscal 2002.

     As a result of the foregoing factors, EBITDA was $39.0 million, or 8.4% of net sales, in the first six months of fiscal 2003, compared to $31.2 million, or 7.8% of net sales, in the first six months of fiscal 2002.

     Interest expense including amortization of deferred financing fees decreased $2.1 million, or 13.5%, to $13.4 million in the first six months of fiscal 2003. This decrease reflects lower interest rates during the 2003 period. Expressed as a percentage of net sales, interest expense including amortization of deferred financing fees was 2.9% in the first six months of fiscal 2003 and 3.9% in the first six months of fiscal 2002.

     The provision for income taxes was $7.1 million for the first six months of fiscal 2003, compared to a provision of $3.4 million for the first six months of fiscal 2002. Income tax expense, as a percentage of pre-tax income, for the six month period ended November 30, 2002, was 41.0%, compared to 48.6% in the six month period ended December 1, 2001. The change in the effective tax rate was primarily the result of adjustments from an Internal Revenue Service audit where previously deducted expenses were capitalized and are being amortized over a fifteen year period.

     As a result of the foregoing factors, net income was $10.3 million for the first six months of fiscal 2003, compared to net income in the first six months of fiscal 2002 of $3.5 million, an increase of 194.3% over the same period last year.

Seasonality

     The following are the net sales, net income (loss) and EBITDA by quarter for fiscal years 2003, 2002 and 2001:

                            First         Second       Third          Fourth
                          Quarter(1)     Quarter(2)   Quarter(3)     Quarter(4)
                          ----------     ----------   ----------     ----------
                                          (dollars in millions)

Net Sales (5)              $170.2         $292.7        $   -          $   -
2002                        134.2          264.6         296.0          176.6
2001                        125.9          267.6         247.6          155.9

Net Income (Loss)            (3.4)          13.7            -              -
2002                         (7.5)          11.1          25.5           (9.7)
2001                         (8.2)          11.7          10.8           (1.0)

EBITDA
2003                          6.3           32.7            -              -
2002                         (0.1)          31.3          38.7            5.8
2001                          1.6           34.2          32.2            4.1
-----------

(1) The Company's first quarter ended August 31, September 1, and September 2 for fiscal years 2003, 2002 and 2001, respectively.

(2) The Company's second quarter ended November 30, December 1, and December 2 for fiscal years 2003, 2002 and 2001, respectively.

(3) The Company's third quarter ended March 2 and March 3 for fiscal years 2002 and 2001, respectively.

(4) The Company's fourth quarter ended May 31 for the fiscal years 2002 and 2001, respectively.

(5) In November of 2001, the Emerging Issues Task Force issued EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer ("EITF 01-09") effective for annual or interim financial statements for periods beginning after December 15, 2001. EITF 01-09 provides guidance on the accounting treatment of various types of consideration given by a vendor to a customer. The Company adopted EITF 01-09 in fiscal 2003. Net sales are shown as if EITF 01-09 were adopted for all periods presented. Net sales without the adjustment for EITF 01-09 were as follows:

                        First      Second      Third       Fourth
                      Quarter(1)  Quarter(2)  Quarter(3)  Quarter(4)
                      ----------  ----------  ---------   ----------
                                    (dollars in millions)
 Net Sales (5)
   2003                $175.8      $301.5      $   -       $    -
   2002                 138.1       272.1       304.9        181.0
   2001                 129.5       276.0       254.6        160.4


     The Company sells a majority of its products to customers in its second and third fiscal quarters (i.e., from September through February). Increased sales and distribution typically occur in the Christmas retail season and the beginning of a new calendar year because of increased promotions by the Company's retail customers, increased consumer purchases and seasonal changes that prompt people to exercise inside. If actual sales for a quarter do not meet or exceed projected sales for that quarter, expenditures and inventory levels could be disproportionately high for such quarter and the Company's cash flow for that quarter and future quarters could be adversely affected. The timing of large orders from customers and the mix of products sold may also contribute to periodic fluctuations.

Liquidity and Capital Resources

     Net cash used in operating activities was $74.0 million in the first six months of fiscal 2003, compared to $40.3 million of cash used in operating activities in the first six months of fiscal 2002. In the first six months of fiscal 2003, major sources of funds were non-cash provisions of $8.2 million for depreciation and amortization, and an increase in accounts payable and accrued expenses of $59.7 million. These changes were offset by increases in inventories of $66.8 million and accounts receivable of $93.2 million. These changes are due to the Company's increasing sales during the course of the first several months of the fiscal year leading up to its peak selling season, which occurs between the months of October and December. In the first six months of fiscal 2002, major sources of funds were non-cash provisions of $8.7 million for depreciation and amortization, an increase in accounts payable and accrued expenses of $45.2 million. These increases were offset by increases in inventories of $24.8 million and accounts receivable of $75.1 million. Such increases were due to the aforementioned factors relating to sales increases.

     Net cash used in investing activities was $11.9 million in the first six months of fiscal 2003, compared to $10.9 million in the first six months of fiscal 2002. Investing activities in the first six months of fiscal 2003 consisted primarily of capital expenditures of $9.5 million related to upgrades in plant and tooling, purchases of additional manufacturing equipment and purchases of intangibles of $2.5 million. Cash used in investing activities in the first six months of fiscal 2002 was primarily for capital expenditures of $7.1 million and purchases of intangibles of $3.3 million.

     Net cash provided by financing activities was $86.8 million in the first six months of fiscal 2003, compared to $53.4 million of cash provided by financing activities in the first six months of fiscal 2002. Cash provided by financing activities resulted from the Company's net borrowings on its existing credit facilities.

     On January 22, 2002, Kmart, a customer for over a decade, filed for bankruptcy protection. At the time of the filing, the Company had $12.1 million of unsecured accounts receivable outstanding with Kmart. As of November 30, 2002, the Company had a dedicated reserve of $6.1 million against these receivables. The Company recognizes that a considerable amount of judgment is required to assess the ultimate realization of accounts receivable, and therefore, re-evaluates the collectibility of these pre-petition receivables from Kmart on a continuous basis. Additional adjustments for Kmart and other potentially uncollectible accounts receivable may be appropriate in future periods. For the six month period ending November 30, 2002, the Company had net sales to Kmart of $21.5 million, representing approximately 4.6% of total net sales for that six month period. In the first six months of fiscal 2002, the Company had net sales to Kmart of approximately $30.6 million, representing approximately 7.7% of total net sales for that period. Kmart has secured debtor in possession financing and continues to operate in bankruptcy. The Company resumed shipments to Kmart as of February 5, 2002 with payment terms of 30 days, reduced from 60 days.

     The Company's primary short-term liquidity needs consist of financing seasonal merchandise inventory buildups and paying cash interest expense under its existing credit facilities and on the 11.25% subordinated notes due in April 2012. The Company's principal source of financing for its seasonal merchandise inventory buildup and increased accounts receivable is revolving credit borrowings under its existing credit facilities. At November 30, 2002, the Company had $40.8 million of availability under these facilities. The Company's working capital borrowing needs are typically at its lowest level from April through June, increase somewhat through the summer and sharply increase from September through November to finance accounts receivable and purchases of inventory in advance of the Christmas and post-holiday selling season. Generally, in the period from November through February, working capital borrowings remain at its highest level and then are paid down to its lowest annual levels from April through August.

     In connection with the Company's debt refinancing in April 2002, the Company entered into its existing credit facility totaling $235.0 million of revolving and term loans with a syndicate of banks and financial services companies.

     Proceeds of the Company's existing credit facility were used to refinance the Company's then existing senior credit facilities and 12% senior subordinated notes due 2005, to fund transaction fees and expenses, and to provide general working capital.

     The Company has a significant amount of indebtedness. The Company's consolidated indebtedness consists of the following (table in thousands):

                                   November 30, 2002       May 31, 2002
                                   -----------------       ------------
     Revolver                              $169.2             $ 79.3
     Term Loan                               21.3               23.8
     11.25% Senior Subordinated Notes       152.9              152.8
                                           ------             ------
                                           $343.4             $255.9
                                           ======             ======

     The Company's ability to make scheduled payments of principal, or to pay the interest, or to refinance its indebtedness, including the 11.25% Notes, or to fund planned capital expenditures will depend on its ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond the Company's control.

     Based on the Company's current level of operations, management believes that cash flow from operations and available cash, together with available borrowings under the Company's new credit facility, will be adequate to meet future liquidity needs for at least the next few years. The Company may, however, need to refinance all or a portion of the principal amount of the notes on or prior to maturity.

     The Company cannot assure you that its business will generate sufficient cash flow from operations, or that future borrowings will be available under its new credit facility in an amount sufficient to enable the Company to service its indebtedness, including the 11.25% Notes, or to fund its other liquidity needs. In addition, the Company cannot assure you that it will be able refinance any of its indebtedness, including the new credit facility and the 11.25% Notes, on commercially reasonable terms or at all.

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

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FAS Nos. 4, 44 and 64, Amendment of FAS 13 and Technical Corrections as of April 2002", which rescinds FAS Nos. 4, 44 and 64 and amends other existing authoritative pronouncements to make various technical corrections, clarify meaning, or describe their applicability under changed conditions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 and will require the modification of prior financial statements to reclassify the 2002 loss on debt extinguishment from extraordinary to income from continuing operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses significant issues relating to the recognition, measurement, and reporting of costs associated with exit and disposal activities. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002.

     Based on current circumstances, except for SFAS 145, the Company believes that the application of the new accounting rules described above will not have a material impact on its financial statements.


Item 3 Quantitative and Qualitative Disclosures about Market Risk

     Fluctuations in the general level of interest rates on the Company's current and future fixed and variable rate debt obligations expose it to market risk. The Company is vulnerable to significant fluctuations in interest rates on its variable rate debt and on any future repricing or refinancing of its fixed rate debt and on future debt.

     The Company uses long-term and medium-term debt as a source of capital. At November 30, 2002, the Company had approximately $152.9 million in outstanding fixed rate debt, consisting of 11.25% subordinated notes maturing in April 2012. When debt instruments of this type mature, the Company typically refinances such debt at the then-existing market interest rates, which may be more or less than the interest rates on the maturing debt.

     The Company's credit facility has variable interest rates and any fluctuation in interest rates could increase or decrease its interest expense. At November 30, 2002, the Company had approximately $190.5 million in outstanding variable rate debt.

     Due to the uncertainty of fluctuations in interest rates and the specific actions that might be taken by the Company to mitigate the impact of such fluctuations and their possible effects, the Company assumes no changes in its financial structure.

     The Company imports certain finished products and components from Canada and Asia. All purchases from Asia have been fixed in United States dollars and, therefore, the Company is not subject to foreign currency fluctuations on such purchases, although the Company's vendors may respond to foreign currency fluctuations by seeking to raise their prices. U.S. purchases of inventory from Canada are settled in Canadian dollars and therefore the Company is subject to fluctuations in the value of the Canadian dollar, which could have an impact on the Company's operating results. In addition, European purchases of inventory from Canada and the U.S. are settled in U.S. and Canadian dollars and, therefore, are subject to fluctuations in the value of the U.S. and Canadian dollars, which also could have an impact on the Company's operating results. In connection with the importation of products and components from Canada, the Company from time to time engages in hedging transactions by entering into forward contracts for the purchase of Canadian dollars, which are designed to protect against such fluctuations. The Company's hedging transactions do not subject it to exchange rate risk because gains and losses on these contracts offset losses and gains on the transaction being hedged.

     As of November 30, 2002, the Company had no open forward exchange contracts to sell Canadian dollars. During the first six months of fiscal years 2001 and 2002, the Company recognized no significant gains or losses upon settlement of foreign currency transactions denominated in Canadian dollars.


Item 4 Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive officer, Chief Operating Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them, on a timely basis, to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act.

(b) Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

          See note B

Item 2.  Changes in Securities.

          None.

Item 3.  Defaults Upon Senior Securities.

          None.

Item 4.  Submission of Matters to a Vote of Security Holders.

          None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

    (a) Exhibits

        99.01. Certification of Chief Executive Officer pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        99.02. Certification of Chief Operating Officer pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        99.03. Certification of Chief Financial Officer pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    (b) Reports on Form 8-K

         None.


SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.


ICON Health & Fitness, Inc.
(Registrant)


By  /s/ Gary E. Stevenson                        Date: January 14, 2003
   -----------------------
     Gary E. Stevenson
   Chief Operating Officer


By  /s/ S. Fred Beck                             Date: January 14, 2003
   -----------------------
     S. Fred Beck
   Chief Financial Officer

                                  CERTIFICATION
                                  --------------

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


By /s/ Scott R. Watterson                        Date:  January 14, 2003
-------------------------
    Scott R. Watterson
 Chief Executive Officer

                                  CERTIFICATION
                                  --------------

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


By /s/ Gary E. Stevenson                        Date:  January 14, 2003
------------------------
    Gary E. Stevenson
Chief Operating Officer

                                  CERTIFICATION
                                  --------------

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


By /s/ S. Fred Beck                              Date:  January 14, 2003
-----------------------
   S. Fred Beck
Chief Financial Officer

EXHIBIT INDEX
Exhibit No.   Name
-----------   ----

99.01 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.02 Certification of Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.03 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002