Form 10-K
period 2005-05-31
ICON HEALTH & FITNESS INC; ICON IP INC; FREE MOTION FITNESS INC; NORDICTRACK INC; ICON INTERNATIONAL HOLDINGS INC; UNIVERSAL TECHNICAL SERVICES INC; JUMPKING INC; 510152 N B LTD
filed 2005-09-06
CIK 934798, 1182076, 1174469, 1174470, 785312, 1101200, 1101201, 1101202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934
For the fiscal year ended May 31, 2005

☐ Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934
For the transition period from _____ to _____

COMMISSION FILE NUMBER:  333-93711

ICON HEALTH & FITNESS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	87-0531206
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1500 South 1000 West
Logan, UT, 84321
(Address and zip code of principal executive offices)

(435) 750-5000
(Registrant's telephone number, including area code

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

ICON Health & Fitness, Inc., 1,000 shares.

1 of 41

ICON HEALTH & FITNESS, INC.

2 of 41

We have proprietary rights to a number of trademarks important to our business, such as: ProForm®, NordicTrack®, HealthRider®, IMAGE®, Weslo®, Free Motion®, EPIC, Workout Warehouse®, Soft Strider®, iFIT.com®, iFIT®, SpaceSaver®, CrossBow®, CrossBar®, The Max™ by Weider, Hidden Grove™, Cross Trainer™, Cross Walk™, Cardioglide®, Incline Trainer™, Trekker™, QuickSpeed™, QuickIncline™, EKG Grip Pulse™, SoftDeck™, PowerIncline™, PowerRamp™, PRO SHOX™ and CustomCushioning™, all of which are owned by us, and Reebok, Weider and Gold's Gym, which are used by us under license agreements with the owners of such trademarks.

PART I

Except as otherwise stated, the information contained in this Form 10-K is as of May 31, 2005, the end of the registrant’s last fiscal year. This Form 10-K contains forward-looking statements which involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the registrant to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. See “Forward Looking Statements” in Item 7 of this Form 10-K.

The results of operations for any quarter or a partial fiscal year period or for the periods presented are not necessarily indicative of the results to be expected for other periods or the full fiscal year. Certain prior year amounts have been reclassified in order to conform to the current year presentation.

ITEM 1.	DESCRIPTION OF BUSINESS.

INDUSTRY

The fitness equipment industry in the United States includes cardiovascular and other fitness equipment, and strength training equipment. Cardiovascular and other fitness equipment includes treadmills, ellipticals, exercise bikes and other equipment. Strength training equipment includes multi-purpose home gyms, free weights, weight benches and cages. According to the National Sporting Goods Association (NSGA) 2004 annual report, total retail sales of exercise equipment on an industry-wide basis are estimated to be $5.0 billion for calendar year 2004.

OUR COMPANY

We market and distribute a broad line of products in the fitness equipment market, which includes cardiovascular and other fitness equipment, and strength training equipment. We are one of the largest manufacturers and marketers of home fitness equipment in the United States. In addition, we manufacture and distribute an innovative line of cardiovascular and strength training products for the institutional fitness equipment market. Our brand names include ProForm, NordicTrack, Weslo, HealthRider, Image, Weider, Epic, Free Motion Fitness and, under license, Reebok and Gold's Gym.

OUR BRANDS AND DISTRIBUTION CHANNELS

We market a complete line of products using multiple brands through multiple distribution channels to reach a wide range of consumers at various price points. This approach is enabled by our strong portfolio of brands which are placed strategically to align consumer demographics with respective brand attributes. We market our products through each distribution channel in which home fitness equipment products are sold, including: department stores, mass retailers and warehouse clubs, sporting goods and specialty fitness retailers, home improvement stores, electronic retailers and direct-to-consumer sales through catalogs, infomercials, the Internet and our company-owned NordicTrack™ stores.

PRODUCTS

Cardiovascular and Other Fitness Equipment

Our cardiovascular and other fitness equipment covers a broad range of technological sophistication and a variety of price points which include the following:

3 of 41

Treadmills

We are one of the Worlds leading producers of motorized treadmills. We design, innovate, manufacture, market and distribute motorized and manual treadmills, designed to promote cardiovascular fitness. Our treadmills include proprietary technologies in the electronics console systems, drive train systems and overall frame design. Certain features offered by our motorized treadmills that enhance the home user's experience include bio-feedback electronics such as heart rate control, pulse, certain programmable speeds and inclines, electronic feedback on speed, elapsed time, distance traveled, calories/fat calories and carbohydrates burned, and cross-training upper body exercise functions. The SpaceSaver® feature for treadmills (introduced in 1996), for which we hold six United States patents, enables treadmills with this feature to fold vertically for easy storage. As of the fall of 2001, we have equipped all our brands of treadmills with a price point of $599 and above with iFIT® technology, for which we hold two United States patents and have seven patents pending. iFIT® technology allows us to control and program speed and incline of a treadmill from remote locations for virtual personal training or control the treadmill through CDs, VHS tapes, DVDs, MP3s and the iFit.com website. Consumers can benefit from iFIT® technology using streaming workouts from the iFIT® website, music workouts on CDs or MP3s, or multi-media iFIT® videos and DVDs. In addition, we also offer live personal training services via the Internet for consumers who choose to subscribe to our service.

Other popular features on our treadmill line of products include: cushioning technologies such as PRO SHOX™ adjustable leaf springs and soft belts for a quiet, shock-absorbent workout and the CrossWalk™ line of treadmills, which provides users with upper body exercise for a total body workout.

Ellipticals

Ellipticals offer a low-impact, high-intensity aerobic workout which harnesses the momentum of a natural striding motion, and reduces the impact of typical running or walking. Our ellipticals typically provide an electronic display that provides heart rate control, programmed workouts and feedback on speed, time, distance and calories burned. All our ellipticals provide for an upper body workout, and several of our ellipticals offer a motorized incline ramp for variety and challenge. Our iFIT® technology, which automatically adjusts resistance and pace on elliptical trainers, is included on many elliptical trainers priced at $399 and above.

Exercise Bikes

We offer exercise bikes featuring a variety of resistance mechanisms including electromagnetic, self-generating, flywheel and air; electronic monitors which display elapsed time, speed, distance and calories burned; and dual function design, which allows the user to exercise the upper body, lower body or both simultaneously. Certain units include heart rate control, motivational electronics and programmable resistance which allow users to design their own workouts. Our iFIT® technology, which automatically adjusts pace and resistance, is included on several recumbent and upright bikes.

Strength Training Equipment

We offer a complete line of anaerobic strength training equipment designed to develop muscle tone and strength. Strength training equipment includes the following:

Home Gyms

Our multi-purpose home gyms offer a range of resistance mechanisms, from selectorized weight stacks to plate-loaded gyms to our powerstroke leverage system and our CRS™ ("Compound Resistance System"™). New products include the NordicTrack 360o Strength, which incorporates our patented FreeMotion technology to the home user for the first time. Free Motion™ equipment enables users to enjoy a full range of motion with "functional movement" versus the rigid "fixed path movement" of traditional equipment. Several of our home gyms now incorporate a motorized resistance system that allows consumers to adjust resistance at the touch of a button, and to change resistance in 1-pound increments.

Weight Benches, Cages and Free Weights

We offer a range of weight benches and squat cages. We also offer a broad assortment of cast-iron weight plates, vinyl and neoprene dipped weights and dumbbells, in standard and Olympic size formats.

4 of 41

Exercise Accesories

We offer a line of packaged light exercise equipment, such as back support belts, workout gloves and exercise accessories, including ankle weights, hand weights and grip devices. In addition we have a complete line of yoga, Pilates and stretching equipment.

PRODUCT AND DESIGN INNOVATION

Product and design innovation has contributed significantly to our growth. On an ongoing basis, we evaluate new product concepts and seek to respond to the desires and needs of consumers by frequently introducing new products and repositioning existing products. As of May 31, 2005, we had approximately 267 employees in our research and development group. We hold 177 United States patents, we have 55 United States and 497 foreign trademarks, we have 46 United States and 93 foreign patents pending and 9 United States and 149 foreign trademarks pending.

We conduct most of our research and development in 40,000 square feet of space in our Logan, Utah headquarters. This facility includes industrial design, and mechanical and electrical engineering capabilities that are used in creating proprietary designs and features.

CUSTOMERS

Our largest customer since 1985 has been Sears. In fiscal 2005, Sears accounted for approximately 40.4% of net sales, a 3.6% increase from fiscal 2004. Other large customers include Wal-Mart, Sam's Club, The Sports Authority, Dick's Sporting Goods, Costco, Home Depot, Target, Home Shopping Network, Gold's Gym and 24 Hour Fitness. Although Sears still accounts for a substantial portion of our sales, not withstanding the small percentage increase this past year, the percentage of net sales to Sears has decreased over the past decade from a high of approximately 68% in 1989. Nevertheless, the dollar amount of our net sales to Sears has increased during this time period. Several customers have distinguished us with vendor awards for our commitment in providing quality and value to the consumer, including, among others, Sears' Vendor of the Year in 2000, Category Source of the Year in 2002 and their Partner in Progress award thirteen times since 1985. Wal-Mart has named us Vendor of the Quarter once in each of fiscal 1999, 2000, 2001 and 2002. In 2003 we received the Vendor of the Year Award from both K’s Merchandise and ShopKo. The Sports Authority named us Vendor of the Year in 2002, and iFIT.com® received The Sports Authority Victor Award for the most innovative product. We have received the annual SPARC Award eight times including the last seven years, consecutively. This annual award is the only industry-wide vendor recognition program in mass-market retailing, and is awarded by Discount Store News, a magazine which employs a panel made up of key merchandising executives from the mass market retailing industry. This award honors those who excel in new product innovation, on-time delivery, advertising support and quality control.

We sell our products to customers representing over 7,600 consumer locations, excluding those consumers purchasing directly from our retail, direct response, television and Internet distribution channels. Consistent with industry practice, we generally do not have long-term purchase agreements or other commitments from our customers as to levels of future sales.

The level of our sales to large customers greatly depends on our continuing commitment to home fitness products and the success of our efforts to market and promote our products, as well as our competitiveness in terms of price, quality, product innovation and customer service. We are not the exclusive supplier of home fitness equipment to any of our major customers. The loss of, or a substantial decrease in the amount of purchases by, or the uncollectibility of any significant receivable due from any of our major customers could have a material adverse effect on our business.

COMPETITION

The fitness equipment market is highly competitive. It is characterized by frequent introduction of new products, often accompanied by major advertising and promotional programs. We believe that the principal competitive factors affecting our business include price, quality, brand name recognition, product innovation and customer service.

We compete with several domestic manufacturers and distributors such as Cybex International, Inc., Fitness Quest, Life Fitness (a division of Brunswick), Nautilus Group, Inc. and Precor (owned by Amer Group, PLC). We also compete with a number of United States and foreign importers in both the United States and global markets including Impex and Stamina. In Europe, we principally compete with BH (Spain), CARE (France), Helmut Kettler, Horizon, Tunturi, York (Great Britain) and other domestic competitors. The following table shows who may be the five largest competitors in the United States:

5 of 41

United States Fitness Competitors

Company Name	Primary Distribution Channel	Principal Products
Cybex International, Inc.	Specialty fitness dealers, institutional clubs & spas	Cardiovascular, Strength Training
Fitness Quest	TV infomercials, mass distribution channels	Cardiovascular, Strength Training
Life Fitness	Institutional clubs and spas, specialty fitness dealers	Cardiovascular, Strength Training
Nautilus Group, Inc.	TV infomercials, institutional clubs and spas, sporting goods and specialty retailers	Cardiovascular, Strength Training
Precor	Institutional clubs and spas, specialty fitness dealers and sporting goods retailers	Cardiovascular, Strength Training

DISTRIBUTION

We believe our distribution capabilities and post-sales support place us in a good position to service major retailers. This has been accomplished through the successful implementation of our integrated distribution and inventory management system that is used to ensure that the necessary components are available for manufacturing. This system is also capable of tracking finished goods through all levels of the distribution chain. Through the effective use of electronic data interchange, we are able to run manufacturing jobs to fill specific customer orders, arrange for shipping from many of our manufacturing facilities and make timely deliveries to our customer locations.

MANUFACTURING AND PURCHASING

In fiscal 2005, we manufactured or assembled our products at our company facilities in Utah, Texas and Canada; or through third parties, principally in Asia. We have long-standing supply relationships with several offshore vendors, many of which have exclusive relationships in the fitness industry with us. The combination of internal manufacturing and assembly capacity and our access to third-party vendors has helped us meet customer demand on a competitive basis. In addition, third party vendors provide greater flexibility in manufacturing capacity to satisfy seasonal demands.

We utilize more than 1.1 million square feet for manufacturing, including a 300,000 square foot facility in Logan, Utah. We constructed our Logan, Utah plant in 1990 and equipped the facility with modern manufacturing and assembly features, including fully integrated metal fabrication, powdercoat painting, robotic welding and injection molding equipment. In 1990, we purchased a trampoline manufacturing operation in Dallas, Texas. This operation was discontinued in November of 2004. In 1991, we began operating our plant in Smithfield, Utah. In 1994, we began operating our Clearfield, Utah manufacturing facility. In 1995, we opened our Smithfield North Plant. In 1996, we expanded our manufacturing capacity by 233,671 square feet through the acquisition of our Canadian manufacturing facility in St. Jerome, Canada.

In fiscal 2003, we formed a foreign subsidiary (the “Foreign Subsidiary”) to build a manufacturing facility in Xiamen, China. The facility was completed in the summer of 2005. The cost of the project is approximately $30.5 million, with $15.5 million funded in the form of equity contributed by the two shareholders, and approximately $15.0 million in the form of debt. The Foreign Subsidiary has arranged for the debt portion of the financing, which is provided by the Bank of China. As of May 31, 2005 the revolver balance with the Bank of China was $11.5 million. For the fiscal year ended May 31, 2005, the Foreign Subsidiary had a loss of approximately $1.2 million of which approximately $0.4 million was recorded as minority interest in net loss of consolidated subsidiary. Our equity interest in the Foreign Subsidiary is 70%, which has been funded in the form of equity and debt. As of May 31, 2005, we have made contributions of $10.0 million and the minority interest contributions were $5.5 million. The minority interest shareholder is also a long-time vendor of ours. We recorded purchases from this vendor of approximately $79.3 million and $93.0 million during the fiscal years ended May 31, 2005 and 2004, respectively.

On July 30, 2005, we entered into a stock purchase agreement (the “Agreement”) with the minority shareholder of the Foreign Subsidiary to acquire our 70% interest in the Foreign Subsidiary in consideration of cancellation of debt of approximately $10.0 million. Pursuant to the Agreement, we have 45 days from the date of the Agreement to negotiate a repurchase option agreement and supply agreement. We believe that we will have access to the Foreign Subsidiary’s capacity and will use it as well as other third party offshore vendors to meet our manufacturing needs.

6 of 41

As a result of our controlling interest in the foreign subsidiary, the investment has been reported on a consolidated basis for fiscal years ended May 31, 2005 and 2004.

We apply a management system to control and monitor freight, labor, overhead and material cost components of our finished goods. In fiscal 1994, we received ISO 9001 certification for all of our non-retail facilities in Utah. ISO is a nonprofit association that monitors industrial companies' manufacturing processes, quality assurance controls, personnel management and customer service in order to improve plant efficiency, product quality, customer satisfaction and company profitability. ISO 9001 is a certification process used for companies whose business includes a range of activities from design and development to production, installation and servicing. ICON has been recertified by the ISO 9001 standards every year since 1994.

From fiscal 1996 to fiscal 2005, we have invested over $141.1 million in tooling, molding, production and computer equipment to develop state-of-the-art production, research and development, distribution and reporting systems. We have a fully implemented Enterprise Resource Planning ("ERP") system that integrates all manufacturing, planning, inventory, purchasing, order entry and financial functions. Our inventory management and manufacturing productivity are enhanced by our just-in-time system for purchasing materials and components. We have also invested in Electronic Data Interchange ("EDI") capabilities, including Wal-Mart's Retail Link system, which provides us and a substantial number of our primary customers a seamless flow from initial retailer orders to parts purchasing to product manufacturing to shipping.

EMPLOYEES

As of May 31, 2005, we employed approximately 3,467 people. Factory employees are compensated through a targeted incentive system. Managerial employees receive bonuses tied to the achievement of performance targets. As of May 31, 2005, approximately 267 employees were engaged in research and development, 566 in sales and marketing, 2,355 in manufacturing and 279 in other areas, primarily administrative. We are also subject to three employment agreements with our senior executives.

ENVIRONMENTAL MATTERS

Our operations are subject to federal, state and local health and safety and environmental laws and regulations that impose workplace standards and limitations on the discharge of pollutants into the environment and establish standards for the handling, generation, emission, release, discharge, treatment, storage and disposal of materials, substances and wastes. The nature of our manufacturing and assembly operations exposes us to the risk of claims with respect to environmental matters, and although compliance with local, state and federal requirements relating to the protection of the environment has not had a material adverse effect on our financial condition or results of operations, there can be no assurance that material costs or liabilities will not be incurred in connection with such environmental matters. Future events, such as changes in existing laws and regulations or enforcement policies or the discovery of contamination on sites owned or operated by us may give rise to additional compliance costs or operational interruptions which could have a material adverse effect on our financial condition. In addition, many, but not all, of our properties have been the subject of either Phase I or Phase II Environmental Site Assessments. While we are not aware of any existing conditions that are likely to result in material costs or liabilities to us, there can be no assurance that all potential instances of soil or ground water contamination have been identified even where Environment Site Assessments have been conducted. Accordingly, there can be no assurance that previously unknown environmental conditions, or known conditions which have not been fully evaluated, will not be discovered at any of our properties, whether presently or formerly owned or leased, or that the cost of remediating such conditions will not be material.

SEASONALITY

The market for exercise equipment is highly seasonal, with peak periods occurring from late fall through February. As a result, the first and fourth quarters of every year are generally our weakest periods in terms of sales. During these periods, we build product inventory to prepare for the heavy demand anticipated during the upcoming peak season. This operating strategy helps us realize the efficiencies of a steady pace of year-round production.

ITEM 2.	PROPERTIES.

Our headquarters are located in Logan, Utah, and we own the related land and buildings. Additionally, we own land and buildings in Canada. The total square footage of our owned buildings is approximately 485,000 square feet.

We lease additional facilities for manufacturing, warehouses and offices in the United States and various foreign countries including the United Kingdom, Italy, France, Germany and China. We sublease certain of these facilities where space is not fully utilized.

7 of 41

We believe that these facilities are well maintained, in good operating condition and are adequate for our current needs and that suitable additional or substitute space will be available as needed to accommodate any expansion of our operations.

In addition, as of May 31, 2005 we leased and operated 61 NordicTrack™ retail stores in various cities in the United States.

ITEM 3.	LEGAL PROCEEDINGS.

We are party to a variety of non-product liability commercial suits involving contract claims. We believe that adverse resolution of these lawsuits would not have a material adverse effect on our results of operations, financial position, or liquidity.

We are party to a variety of product liability lawsuits, arising in the ordinary course of our business, as a result of injuries sustained by customers while using a variety of our products. These claims include injuries sustained by individuals using trampolines and treadmills. We vigorously defend any and all product liability claims brought against us and do not believe that any currently pending claim or series of claims will have a material adverse effect on our results of operations, financial position or liquidity.

In December 2001, a claim was made against us alleging that we received $1.7 million of preferential transfers in connection with the 1999 Service Merchandise bankruptcy proceedings. The claim was settled in November of 2004 for an insignificant amount.

On December 3, 2002, the Nautilus Group, Inc. (“Nautilus”) filed suit against us in the United States District Court, Western District of Washington (the “Court”) alleging that we infringed Nautilus’ Bowflex patents and trademarks. In May of 2005, the Court dismissed the patent infringement case against us. Nautilus subsequently appealed the Court’s decision. Nautilus’s trademark infringement claim remains. We are currently vigorously defending the case through our counsel; however, it is not possible for the Company to quantify with any certainty the extent of any potential liability.

We are also involved in several intellectual property and patent infringement claims, arising in the ordinary course of our business. We believe that the ultimate outcome of these matters will not have a material adverse effect upon our results of operations, financial position or liquidity.

As of May 31, 2005, we are involved in various product reviews and recalls with the Consumer Product Safety Commission (“CPSC”). We believe that adverse resolutions of these reviews and recalls will not have a material adverse effect on our results of operations, financial position or liquidity.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We did not submit any matters during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

As of May 31, 2005, we had 1,000 shares of common stock outstanding all of which were held by HF Holdings, Inc. ("HF Holdings"). There is not an established trading market for the common stock of HF Holdings or us. Our ability to pay dividends is limited under an indenture dated as of April 9, 2002 between us and the Bank of New York, as trustee, and by our Credit Agreement.

ITEM 6.	SELECTED FINANCIAL DATA.

The selected financial data set forth below with respect to our statements of operations for the three years ended May 31, 2005 and the balance sheet data for May 31, 2005 and 2004 have been derived from our financial statements included elsewhere in this Form 10-K that have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as indicated in their report included elsewhere in this Form 10-K. Our statement of operations data for the years ended May 31, 2002 and 2001 and our balance sheet data as of May 31, 2003, 2002 and 2001 have been derived from unaudited financial statements but not included in this Form 10-K. All periods have been reclassified to reflect the outdoor recreational equipment operations as discontinued operations.

8 of 41

The data set forth should be read together with, and is qualified in its entirety by,“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements, and the related notes thereto appearing elsewhere in this Form 10-K.

For the Year Ended May 31, (in millions)

2005	2004	2003	2002	2001

Operating Data:
Net sales(1)(2)	$898.1	$992.2	$929.0	$799.4	$747.8
Cost of sales(2)	670.4	674.2	634.1	565.9	529.2

Gross profit	227.7	318.0	294.9	233.5	218.6
Operating expenses:
Selling(2)	149.8	149.1	133.0	106.4	88.2
Research and development	12.3	12.8	10.8	9.5	9.9
General and administrative	102.8	85.9	71.0	62.6	57.6

Total operating expenses	$264.9	$247.8	$214.8	$178.5	$155.7

Income from operations	(37.2)	70.2	80.1	55.0	62.9
Interest expense	27.8	25.1	25.1	26.2	34.8
Amortization of deferred financing fees	1.1	0.9	1.3	3.1	3.2
Net income (loss)	(110.0)	23.4	26.7	19.4	13.3
Other Financial Data:
Depreciation and amortization	25.4	20.8	18.5	18.2	16.4
Purchase of property and equipment(3)	40.0	23.8	17.0	11.6	16.1
Net cash provided by (used) in
operating activities	(14.6)	10.6	33.2	37.5	12.4
Net cash used in investing activities	(42.4)	(40.0)	(21.8)	(17.1)	(22.8)
Net cash provided by (used) in
financing activities	(0.5)	48.0	(12.3)	(19.3)	8.7
Supplemental Data:
EBITDA(4)	(11.6)	91.0	98.5	65.8	79.2
Balance Sheet Data:(end of period)
Cash	5.4	5.1	4.7	4.8	3.3
Working capital	9.2	111.7	100.5	65.9	(48.4)
Total assets	460.7	558.5	465.1	423.2	405.5
Long-term obligations	170.6	165.9	162.6	157.7	47.3

(1)
In November of 2001, the Emerging Issues Task Force issued EITF 01-09, "Accounting for Consideration Given by a Vendor to a Customer" ("EITF 01-09") effective for annual or interim financial statements for periods beginning after December 15, 2001. For comparative purposes, net sales are shown as if EITF 01-09 had been adopted for all periods.

(2)	Certain prior year amounts have been reclassified in order to conform to the current year presentation.

(3)
Includes $19.1 million $9.0 million of purchase of property and equipment related to the manufacturing facility in China for fiscal year 2005 and 2004, respectively. Excludes purchases of intangibles and trademarks and acquisitions of $2.5 million for fiscal year 2005, $16.2 million for fiscal year 2004, $4.9 million for fiscal year 2003, $5.5 million for fiscal year 2002 and $6.7 million for fiscal year 2001.

(4)
EBITDA is a presentation of "earnings before interest, taxes, depreciation and amortization (“EBITDA”) which is adjusted from our GAAP results to exclude certain expenses. These non-GAAP adjustments are provided to enhance the reader's overall understanding of our current financial performance and our prospects for the future. We believe the non-GAAP results provide useful information to both management and investors by excluding certain expenses that we believe are not indicative of our core operating results. The non-GAAP measures are included to provide us and investors with an alternative method for assessing our operating results in a manner that is focused on the performance of our ongoing operations and to provide a more consistent basis for comparison between quarters. For example, EBITDA can be used to measure our ability to service debt, fund capital expenditures and expand our business. Further, these non-

9 of 41

GAAP results are one of the primary indicators we use for planning and forecasting in future periods. In addition, since we have historically reported non-GAAP results to the investment community, we believe the inclusion of non-GAAP numbers provides consistency in our financial reporting. The presentation of this additional information should not be considered in isolation or as a substitute for results prepared in accordance with accounting principles generally accepted in the United States. The following table includes a list of unusual items that have affected EBITDA.

For The Year Ended May 31,
(in millions)
	2005	2004	2003	2002	2001
Loss On Extinguishment of Debt(a)	-	-	-	7.4	-
Kmart Bankruptcy Bad Debt(b)	-	-	9.1	2.4	-
Income (loss) from Discontinued Operations(c)	(51.1)	(5.0)	(9.4)	1.5	(8.1)

(a)	A loss of approximately $7.4 million was recorded on the extinguishment of our old 1999 Credit Facilities and the 12% Notes.

(b)
On January 22, 2002, Kmart filed for bankruptcy protection. On that date, we had $12.1 million of unsecured accounts receivable outstanding with Kmart. We disposed of the remaining balance of the pre-bankruptcy receivables in the third quarter of fiscal 2003.

(c)	During the second quarter of fiscal 2005, we discontinued operations of our outdoor recreational equipment, which includes trampolines, spas and other non-exercise related products.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following should be read in conjunction with the financial statements and the related notes thereto appearing elsewhere in this Form 10-K. Our fiscal year ends on May 31 of the corresponding calendar year. For example, fiscal 2005 ended on May 31, 2005.

The results of operations for any quarter or a partial fiscal year period or for the periods presented are not necessarily indicative of the results to be expected for other periods or the full fiscal year. Certain prior year amounts have been reclassified in order to conform to the current year presentation.

RECENT DEVELOPMENTS

In fiscal 2003, we formed a foreign subsidiary (the “Foreign Subsidiary”) to build a manufacturing facility in Xiamen, China. The facility was completed in the summer of 2005. The cost of the project is approximately $30.5, with $15.5 million funded in the form of equity contributed by the two shareholders, and approximately $15.0 million in the form of debt. The Foreign Subsidiary has arranged for the debt portion of the financing, which is provided by the Bank of China. As of May 31, 2005 the revolver balance with the Bank of China was $11.5 million. For the fiscal year ended May 31, 2005, the Chinese subsidiary had a loss of approximately $1.2 million of which approximately $0.4 million was recorded as minority interest in net loss of consolidated subsidiary. Our equity interest in the foreign subsidiary is 70%, which has been funded in the form of equity and debt. As of May 31, 2005, we have made contributions of $10.0 million and the minority interest contributions were $5.5 million. The minority interest shareholder is also a long-time vendor of ours. We recorded purchases from this vendor of approximately $79.3 million and $93.0 million during the fiscal year ended May 31, 2005 and 2004, respectively.

On July 30, 2005, we entered into a stock purchase agreement (the “Agreement”) with the minority shareholder of the Foreign Subsidiary to acquire our 70% interest in the Foreign Subsidiary in consideration for cancellation of debt of approximately $10.0 million. Pursuant to the Agreement, we have 45 days from the date of the Agreement to negotiate a repurchase option agreement and supply agreement. We believe that we will have access to the Foreign Subsidiary’s capacity and will use it as well as other third party offshore vendors to meet our manufacturing needs.

As a result of our controlling interest in the foreign subsidiary, the investment has been reported on a consolidated basis for fiscal years ended May 31, 2005 and 2004.

10 of 41

OVERVIEW

We manufacture and market a broad line of cardiovascular and other equipment and strength training equipment. We are one of the largest manufacturers and marketers of home fitness equipment in the United States. In addition, we manufacture and distribute an innovative line of cardiovascular and other equipment and strength training equipment for the institutional fitness equipment market.

We sell our products under a wide variety of brand names, and we use our portfolio of brands to tailor our product offerings to specific distribution channels. We sell our products to department stores, mass retailers and warehouse clubs, sporting goods and specialty fitness retailers and directly to consumers and health clubs.

The following paragraphs provide a brief description of certain items that appear in our Consolidated Statements of Operations.

Net Sales

Net sales primarily represent our gross sales adjusted for returns and allowances. We limit our customers' ability to return merchandise to us to products sold to their customers in which defects were discovered within the warranty coverage period (usually 90 days from the time of retail sale). We do not permit our customers to return unsold merchandise.

Cost of Sales

Cost of sales includes the cost of components that we purchase, direct manufacturing labor and overhead, inbound shipping and freight and depreciation expense related to our property, plant, equipment and tooling.

Selling Expense

Selling expense primarily includes our direct advertising expense, freight out expenses and the costs related to our sales and marketing staff for our home fitness and institutional fitness business.

Research and Development Expense

Research and development expense relates primarily to the activities of our product development group and external sources related to the development of new products and product enhancements.

General and Administrative Expense

General and administrative expense primarily includes expenses related to our senior management team, all accounting and finance functions including depreciation and amortization expenses, management information systems, legal and human resources expenses and unallocated overhead expenses.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, the following accounting policies could be deemed to be critical.

Inventories

Inventories consist primarily of raw materials (principally parts and supplies) and finished goods, and are valued at the lower of cost or market. Cost is determined using standard costs which approximate the first-in, first-out (FIFO) method.

Intangible Assets

We adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" effective June 1, 2002. SFAS No. 142 no longer requires the amortization of goodwill and other indefinite lived intangibles. As of May 31, 2005, we had approximately $5.2 million of

11 of 41

unamortized goodwill. Under the provisions of SFAS No. 142, we are required to test these assets for impairment at least annually. The annual impairment tests have been completed and did not result in an impairment charge. To the extent an impairment is identified in the future, we will record the amount of the impairment as an operating expense in the period in which it is identified.

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of long-lived assets may not be recoverable. The carrying value of a long-lived asset is considered impaired when the anticipated cumulative undiscounted cash flows from that asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset, which is generally based on discounted cash flows. As a result of our review, we do not believe that any impairment currently exists related to our long-lived assets.

Revenue Recognition

Our revenue recognition policy follows SEC Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition in Financial Statements” and Emerging Issues Task Force Abstract 00-21, “Revenue Arrangements with Multiple Deliverables.” Specifically, we recognize product revenue when persuasive evidence of an arrangement exists, the product has been shipped, title has transferred, collectibility is reasonably assured, fees are fixed or determinable and there are no uncertainties with respect to customer acceptance. We record a provision for estimated sales returns in the same period as the related revenues are recorded which is netted against revenue. These estimates are based on historical sales returns, other known factors and our return policy. If future sales returns differ from the historical data we use to calculate these estimates, changes to the provision may be required.

Our return policy accepts returns for defective products up to 90 days after the sale. If defective products are returned, it is our agreement with our customers that we cure the defect and reship the product. It is our policy that when the product is shipped we make an estimate of any potential returns or allowances.

We maintain an allowance for doubtful accounts for estimated losses resulting from the failure of our customers to make required payments. When we become aware, subsequent to delivery, of a customer’s potential inability to meet its obligations, we record a specific allowance for doubtful accounts. For all other customers, we record an allowance for doubtful accounts based on the length of time the receivables are past due. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. This may be magnified due to the concentration of our sales to a limited number of customers.

We account for payments to retailers for customer programs, such as cooperative subsidy programs, in accordance with EITF Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products.” Under these guidelines, we classify such costs as a selling expense if it receives an identifiable benefit in exchange and can reasonably estimate the fair value of the identifiable benefit received. Otherwise, such costs are recorded as a reduction to sales.

Income Taxes

We calculate income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our financial statements and tax returns. Valuation allowances are established when necessary to reduce deferred tax assets, including temporary timing differences and net operating loss carryforwards, to the amount expected to be realized in the future. Deferred assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We recorded a $41.7 million valuation allowance against our net deferred tax asset. Accounting guidelines suggest that when a company has a cumulative loss over a three-year period that a valuation allowance should be provided. Although we had income in two of the last three years, the loss in the third year exceeded the cumulative income in the prior two years. While changes in the valuation allowance have no effect on the amount of income tax we pay or on our cash flows, the effects on our reported income and shareholders' equity may be viewed by some investors and potential lenders as significant. During the year ended May 31, 2005, we increased our valuation allowance by $32.4 million.

Due to the numerous variables associated with our judgments, assumptions and estimates relating to the valuation of our deferred tax assets, and the effects of changes in circumstances affecting these valuations, both the precision and reliability of the resulting estimates are subject to substantial uncertainties and, as additional information becomes known, we may change our estimates significantly.

12 of 41

Contingencies

We account for contingencies in accordance with SFAS No. 5, "Accounting for Contingencies". SFAS No. 5 requires that we record an estimated loss from a loss contingency when information available prior to issuance of the consolidated financial statements indicates that it is probable that an asset has been impaired or a liability can be reasonably estimated. Accounting for contingencies such as environmental, legal and income tax matters requires us to use our judgment. While we believe that our accruals for these matters are adequate, if the actual loss from a loss contingency is significantly different from the estimated loss, our results of operations will be affected in the period the contingency is resolved.

RESULTS OF OPERATIONS

The following table sets forth certain of our financial data, expressed as a percentage of net sales, for fiscal years ended May 31, 2005, 2004 and 2003:

For The Year Ended May 31,
(% of Net Sales)
	2005	2004	2003
Net sales	100.0%	100.0%	100.0%
Cost of sales	74.7%	67.9%	68.3%
Gross profit	25.3%	32.1%	31.7%
Operating expenses:
Selling	16.7%	15.0%	14.3%
Research & development	1.4%	1.3%	1.2%
General & administrative	11.4%	8.7%	7.6%
Total Operating expenses	29.5%	25.0%	23.1%
Income (Loss) from operations	(4.2%)	7.1%	8.6%
Interest expense	3.1%	2.5%	2.7%
Amortization of deferred financing fees	0.1%	0.1%	0.1%
Income (loss) before income taxes	(7.4%)	4.5%	5.8%
Provision for income taxes	1.4%	1.8%	2.3%
Income (loss) from continuing operations	(8.8%)	2.7%	3.5%

Income (loss) from discontinued operations	(3.5%)	(0.3%)	(0.6%)

Net income	(12.2%)	2.4%	2.9%

EBITDA	(1.3%)	9.2%	10.6%

Year Ended May 31, 2005 Compared to Year Ended May 31, 2004

Net sales for fiscal 2005 decreased $94.1 million, or 9.5%, to $898.1 million from $992.2 million in the comparable period in 2004. The decrease in sales can be attributed to a consolidation of customers in the department store channel of distribution, the timing of buying patterns in that channel and a decline in the direct to consumer channel. Sales of our cardiovascular and other equipment in fiscal 2005 decreased $22.9 million to $764.2 million. Sales of our strength training equipment in fiscal 2005 decreased $71.2 million to $133.9 million.

Gross profit for fiscal 2005 was $227.7 million, or 25.3% of net sales, compared to $318.0 million, or 32.1% of net sales in fiscal 2004. This 28.4% decrease was largely due to changes in product mix, distribution channel mix, manufacturing inefficiencies, late release of products and increases in freight and commodity prices, i.e., steel, plastic and wood.

Selling expenses increased $0.7 million, or approximately 0.5%, to $149.8 million in fiscal 2005. This slight increase reflected increased bad debt relating to direct to consumer receivables, contract labor and freight expenses, offset by reductions in direct to consumer advertising. Expressed as a percentage of net sales, selling expenses were 16.7% in fiscal 2005 and 15.0% in fiscal 2004.

Research and development expenses decreased $0.5 million, or 3.9%, to $12.3 million in 2005. Expressed as a percentage of net sales, research and development expenses were 1.4% in fiscal 2005 and 1.3% in fiscal 2004.

13 of 41

General and administrative expenses increased $16.9 million, or 19.7%, to $102.8 million in fiscal 2005. This increase is a factor of legal fees, normal salary increases, salary and wages related to the amended employment contracts for Scott Watterson and Gary Stevenson during their leave of absence and depreciation and amortization expense. Expressed as a percentage of net sales, general and administrative expenses were 11.4% in fiscal 2005 compared with 8.7% in fiscal 2004.

As a result of the foregoing factors, income from operations decreased $107.5 million, or 153.3%, to a negative $37.3 million in fiscal 2005. Expressed as a percentage of net sales, income from operations was negative 4.2% in 2005 compared with 7.1% in fiscal 2004.

As a result of the foregoing factors, EBITDA decreased $102.6 million, or 112.7%, to a negative $11.6 million in fiscal 2005. Expressed as a percentage of net sales, EBITDA was a negative 1.3% in fiscal 2005 compared with 9.2% in fiscal 2004.

Interest expense, including amortization of deferred financing fees, increased $3.0 million, or 11.6%, to $28.9 million in fiscal 2005. This increase reflects higher interest rates and increased borrowings during fiscal 2005. Expressed as a percentage of net sales, interest expense including amortization of deferred financing fees was 3.2% in fiscal 2005 compared with 2.6% in fiscal 2004.

The provision for income taxes decreased $5.4 million, or 30.3%, to a provision of $12.4 million in fiscal 2005. The higher effective tax rate in fiscal 2005 is the result of deferred tax valuation allowances. As of May 31, 2005, we recorded a $41.7 million valuation allowance against our net deferred tax asset. Accounting guidelines suggest that when a company has a cumulative loss over a three-year period that a valuation allowance should be provided. Although we had income in two of the last three years, the loss in the third year exceeded the cumulative income in the prior two years. Valuation allowances reduce deferred income tax balances to the appropriate amount of recoverable income taxes based on assessments of taxable income within the carryback or carryforward periods for each year. During the year ended May 31, 2005 we increased our valuation allowance by $32.4 million.

During the second quarter of fiscal 2005, we determined that our JumpKing, Inc. ("JumpKing") subsidiary would discontinue manufacturing, marketing and distributing all outdoor recreational equipment (“outdoor recreational equipment operations”) which includes trampolines, spas and other non-exercise related products. The outdoor recreational equipment operations have been classified as a discontinued operation and its expenses are not included in the results of continuing operations. The results of operations in fiscal 2005 for the outdoor recreational equipment operations have been reclassified to loss from discontinued operations. As of May 31, 2005, we have approximately $19.9 million of assets that have been written down to $9.5 million, which consist of inventory of approximately $12.5 million written down to $3.3 million, fixed assets of approximately $1.3 million written down to $1.1 million and accounts receivable of $5.1 million that remained at its stated value. The loss from operations, net of tax, for the outdoor recreational equipment was $31.7 million and $3.1 million for the fiscal years ended May 31, 2005 and 2004, respectively. We expect to complete this discontinuation of our outdoor recreational operations by the second quarter of fiscal 2006. The outdoor recreational equipment operations were not part of our core business operations or our strategic focus. We are in the process of finding a buyer for the remaining assets. The outdoor recreational operations were not making a positive contribution to our earnings and also required a substantial investment in working capital.

In conjunction with the discontinuance of outdoor recreational equipment operations, we performed an evaluation of long-lived assets pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets” (“SFAS 144”) and determined that certain of the manufacturing fixed assets will be subject to an impairment loss of approximately $0.2 million.

On January 10, 2005, we sold our spa business comprising a portion of our JumpKing subsidiary to Keys Backyard, L.P.(“Keys”). The assets sold included all inventory, equipment, business records and customer contracts associated with the spa business. In addition, we sold a license for the use of trade names to Keys over a period of three years and subleased a portion of JumpKing’s facility for the continued manufacturing by Keys. Keys paid approximately $4.5 million consisting of $1.0 million in cash and a note payable of $3.5 million over one year. In July of 2005, Keys made a payment of $3.0 million in cash to satisfy the $3.5 million note. Keys is obligated to pay additional amounts associated with the license of trade names calculated as 1.5% of the gross selling price for the spa business products sold by Keys over the three year licensing period.

As a result of the foregoing factors, net loss was $110.0 million in fiscal 2005 compared to net income in fiscal 2004 of $23.4 million.

Year Ended May 31, 2004 Compared to Year Ended May 31, 2003

Net sales for fiscal 2004 increased $63.2 million, or 6.8%, to $992.2 million from $929.0 million in the comparable period in 2003. Sales increased primarily due to increased customer demand. Sales of our cardiovascular and other equipment in fiscal 2004 increased $46.5 million, to $787.2 million. Sales of our strength training equipment in fiscal 2004 increased $16.7 million, to $205.0 million.

14 of 41

Gross profit for fiscal 2004 was $318.0 million, or 32.1% of net sales, compared to $294.9 million, or 31.7% of net sales, in fiscal 2003. This 7.8% increase was largely due to changes in product mix and manufacturing efficiencies. Gross profit in fiscal 2004 was offset by increases in commodity prices, i.e., steel, plastic and wood in the fourth quarter.

Selling expenses increased $16.1 million, or 12.1%, to $149.1 million in fiscal 2004. This increase reflected increased direct to consumer advertising, commissions and freight. Expressed as a percentage of net sales, selling expenses were 15.0% in fiscal 2004 and 14.3% in fiscal 2003.

Research and development expenses increased $2.0 million, or 18.5%, to $12.8 million in 2004. This increase resulted from increased salaries, materials used in product development and contract labor. Expressed as a percentage of net sales, research and development expenses were 1.3% in fiscal 2004 and 1.2% in fiscal 2003.

General and administrative expenses increased $14.9 million, or 21.0%, to $85.9 million in fiscal 2004. This increase is a factor of legal fees, rent and lease payments, normal salary increases, depreciation expense, planned additions to staff, increased insurance costs and increases attributable to performance based bonus and incentive programs. Expressed as a percentage of net sales, general and administrative expenses were 8.7% in fiscal 2004 compared with 7.6% in fiscal 2003.

As a result of the foregoing factors, operating income decreased $9.9 million, or 12.4%, to $70.2 million in fiscal 2004. Expressed as a percentage of net sales, operating income was 7.1% in 2004 compared with 8.6% in fiscal 2003.

As a result of the foregoing factors, EBITDA decreased $7.5 million, or 7.6%, to $91.0 million in fiscal 2004. Expressed as a percentage of net sales, EBITDA was 9.2% in fiscal 2004 compared with 10.6% in fiscal 2003.

Interest expense, including amortization of deferred financing fees, decreased $0.5 million, or 1.9%, to $25.9 million in fiscal 2004. This decrease reflects lower interest rates during fiscal 2004. Expressed as a percentage of net sales, interest expense including amortization of deferred financing fees was 2.6% in fiscal 2004 compared with 2.8% in fiscal 2003.

The provision for income taxes decreased $3.4 million, or 16.0%, to $17.8 million in fiscal 2004. Our effective tax rate was 40.2% in 2004 compared to 39.5% in fiscal 2003. The higher effective tax rate in fiscal 2004 is the result of foreign tax credit adjustments. No valuation allowance was recorded against this asset because we believe that we will generate sufficient future taxable income through operations to realize the net deferred asset. However, there can be no assurance that we will generate any specific level of taxable earnings or that we will be able to realize any of the deferred tax asset in future periods. If we are unable to generate sufficient taxable income in the future, an additional valuation allowance against this deferred tax asset would result in a charge to earnings.

During the second quarter of fiscal 2005, we determined that our JumpKing, Inc. (“JumpKing”) subsidiary would discontinue manufacturing, marketing and distributing all outdoor recreational equipment (“outdoor recreational equipment operations”) which includes trampolines, spas and other non-exercise related products. The outdoor recreational equipment operations have been classified as a discontinued operation and its expenses are not included in the results of continuing operations. The loss from operations, net of tax, for the outdoor recreational equipment was $3.1 million and $5.8 million for the fiscal years ended May 31, 2004 and 2003, respectively.

As a result of the foregoing factors, net income was $23.4 million in fiscal 2004 compared to net income in fiscal 2003 of $26.7 million.

SEASONALITY

The market for exercise equipment is highly seasonal, with peak periods occurring from late fall through February. As a result, the first and fourth quarters of every year are generally our weakest periods in terms of sales. During these periods, we build product inventory to prepare for the heavy demand anticipated during the upcoming peak season. This operating strategy helps us to realize the efficiencies of a steady pace of year-round production.

The following are the net sales, operating income (loss) and net income (loss) of our Company by quarter for fiscal years 2005 and 2004 (in millions):

First	Second	Third	Fourth
Quarter(1)	Quarter(2)	Quarter(3)	Quarter(4)

Net sales(5)
2005	$130.8	$275.2	$301.4	$190.7
2004	167.9	313.1	312.2	199.0

15 of 41

Operating income (loss)(5)
2005	$(20.1)	$7.2	$10.8	$(35.2)
2004	4.1	35.5	32.0	(1.4)

Net income (loss)
2005	$(20.8)	$(18.1)	$(0.8)	$(70.3)
2004	(1.7)	15.4	18.2	(8.5)

The following is a reconciliation of net income (loss) to EBITDA(6) by quarter (in millions):

First	Second	Third	Fourth
Quarter	Quarter	Quarter	Quarter	Total

Fiscal Year 2005
Net income (loss)	$(20.8)	$(18.1)	$(0.8)	$(70.3)	$(110.0)
Add back:
Depreciation and amortization	5.6	5.8	6.4	7.6	25.4
Provision(benefit) for income tax	(9.9)	(14.4)	(1.8)	19.1	(7.0)
Interest expense	6.0	7.1	8.0	6.7	27.8
Amortization of deferred financing fees	0.3	0.3	0.2	0.3	1.1
Discontinued operations	4.3	32.3	5.3	9.2	51.1

EBITDA	$(14.5)	$13.0	$17.3	$(27.4)	$(11.6)

Fiscal Year 2004
Net income (loss)	$(1.7)	$15.4	$18.2	$(8.5)	$23.4
Add back:
Depreciation and amortization	5.3	5.4	6.1	3.9	20.7
Provision for income tax	0.5	9.1	5.2	1.1	15.9
Interest expense	6.0	6.4	6.4	6.3	25.1
Amortization of deferred financing fees	-	0.3	0.3	0.3	0.9
Discontinued operations	(0.7)	4.4	1.9	(0.6)	5.0

EBITDA	$9.4	$41.0	$38.1	$2.5	$91.0

The following is a reconciliation of cash flows from operating activities to EBITDA(6) by quarter (in millions):

First	Second	Third	Fourth
Quarter	Quarter	Quarter	Quarter	Total

Fiscal Year 2005
Net cash provided by (used in)
operating activities	$(49.9)	$(81.7)	$47.2	$69.8	$(14.6)
Net change in operating assets
and liabilities	46.2	76.3	(46.1)	(134.9)	(58.5)
Interest expense	6.0	7.1	8.0	6.7	27.8
Discontinued operations	4.3	32.3	5.3	9.2	51.1
Income tax (benefit) provision-current	(21.1)	(21.0)	2.9	21.8	(17.4)

EBITDA	$(14.5)	$13.0	$17.3	$(27.4)	$(11.6)

Fiscal Year 2004
Net cash provided by (used in)
operating activities	$(48.3)	$(22.7)	$31.4	$50.2	$10.6
Net change in operating assets
and liabilities	52.3	41.5	(5.9)	(50.1)	37.8
Interest expense	6.0	6.4	6.4	6.3	25.1
Discontinued operations	(0.7)	4.4	1.9	(0.6)	5.0
Income tax (benefit) provision-current	0.1	11.4	4.3	(3.3)	12.5

EBITDA	$9.4	$41.0	$38.1	$2.5	$91.0

16 of 41

(1)	Our first quarter ended August 28 and August 30 for fiscal years 2005 and 2004, respectively.

(2)	Our second quarter ended November 27 and November 29 for fiscal years 2005 and 2004, respectively.

(3)	Our third quarter ended February 26 and February 28 for fiscal years 2005 and 2004, respectively.

(4)	Our fourth quarter ended May 31 for the fiscal years 2005 and 2004, respectively.

(5)	Net sales and Operating income (loss) have been reclassified for discontinued operations for fiscal year 2004.

(6)
EBITDA is a presentation of "earnings before interest, taxes, depreciation and amortization. "EBITDA data is included because management understands that such information is considered by bankers and certain investors as an additional basis on evaluating a company's ability to pay interest, repay debt and make capital expenditures. Pursuant to our credit agreement, EBITDA is a measurement used by our creditors to measure operating results. EBITDA may not be comparable to similarly titled measures reported by other companies. In addition, EBITDA is a non-GAAP measure and should not be considered an alternative to operating or net income in measuring company results.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $14.7 million in fiscal 2005, as compared to $10.6 million of cash provided by operating activities in fiscal 2004. In fiscal 2005, major sources of funds were non-cash provisions of $25.4 million for depreciation and amortization; a decrease of accounts receivable of $50.9 million, inventory of $13.3 million and other assets of $7.2 million and an increase in accounts payable and accrued expenses of $8.5 million. Accounts receivable decreased as a result of lower sales for the period and partially due to decreased direct response receivables which are financed over a longer period of time. The decrease in inventory can be attributed to more improved process planning and more efficient working capital management. These changes were offset by a net loss of $110.0 million. In fiscal 2004, major sources of funds were net income of $23.4 million, non-cash provisions of $20.8 million for depreciation and amortization and an increase in accounts payable and accrued expenses of $19.6 million. These changes were offset by increases in accounts receivable of $22.3 million and inventories of $26.8 million, due primarily to building inventory levels to meet anticipated sales levels and our contemplated strategic move to source overseas, i.e., moving part of our manufacturing to China.

Net cash used in investing activities was $42.4 million in fiscal 2005, compared to $40.0 million of cash used in investing activities in fiscal 2004. Investing activities in fiscal 2005 consisted primarily of capital expenditures of $20.8 million related to upgrades in plant and tooling and purchases of additional manufacturing equipment, $19.1 million used to equip our new manufacturing facility in China and purchases of intangible assets of $2.5 million. Cash used in investing activities in fiscal 2004 consisted primarily of capital expenditures of $14.8 million related to upgrades in plant and tooling, purchases of additional manufacturing equipment, purchases of intangible assets of $16.2 million and purchases to build and equip our new manufacturing facility in China of $9.0 million.

Net cash used in financing activities was $0.5 million in fiscal 2005, compared to $48.0 million of cash provided by financing activities in fiscal 2004. Cash provided by financing activities in fiscal 2005 resulted from contributions made by the minority interest holder of the foreign subsidiary, borrowings less payments on the revolving Credit Facility, payments on the April 2002 term notes, payment of debt issuance fees, payments on other long-term debt and retirement of the term note. Cash provided by financing activities in fiscal 2004 resulted from contributions made by the minority interest holder of the foreign subsidiary, borrowings less payments on the revolving credit facility, payments on the April 2002 term notes, payment of debt issuance fees and payments on other long-term debt.

Net cash provided by operating activities was $10.6 million in fiscal 2004, as compared to $33.2 million of cash provided by operating activities in fiscal 2003. In fiscal 2004, major sources of funds were net income of $23.4 million, non-cash provisions of $20.8 million for depreciation and amortization and an increase in accounts payable and accrued expenses of $19.6 million. These changes were offset by increases in accounts receivable of $22.3 million, and increased direct response receivables which are financed over a longer period of time due to our various financing programs, and inventories of $26.8 million, due primarily to building inventory levels to meet anticipated sales levels and our contemplated strategic move to source overseas, i.e., moving part of our manufacturing to China. In fiscal 2003, major sources of funds were net income of $26.7 million and non-cash provisions of $18.5 million for depreciation and amortization. These changes were offset by an increase in accounts receivable of $20.4 million, and an increase in inventories of $26.7 million.

17 of 41

Net cash used in investing activities was $40.0 million in fiscal 2004, compared to $21.8 million of cash used in investing activities in fiscal 2003. Investing activities in fiscal 2004 consisted primarily of capital expenditures of $14.8 million related to upgrades in plant and tooling and purchases of additional manufacturing equipment, purchases of intangible assets of $16.2 million and purchases to equip our new manufacturing facility in China of $9.0 million. Cash used in investing activities in fiscal 2003 consisted primarily of capital expenditures of $17.0 million related to upgrades in plant and tooling and purchases of additional manufacturing equipment and purchases of intangible assets of $4.9 million.

Net cash provided by financing activities was $48.0 million in fiscal 2004, compared to $12.3 million of cash used in financing activities in fiscal 2003. Cash provided by financing activities in fiscal 2004 resulted from contributions made by the minority interest holder, borrowings less payments on the revolving credit facility, payments on the April 2002 term notes, payment of debt issuance fees and payments on other long-term debt. Cash used in financing activities in fiscal 2003 resulted from payments on the revolving credit facility, payments on the April 2002 term notes, payment of debt issuance fees and payments on other long-term debt.

We made capital expenditures of approximately $39.9 million during fiscal 2005, which include expenditures totaling $19.1 million for additions made in China. We expect to make capital expenditures of approximately $15.0 million in fiscal 2006. Capital expenditures are primarily for expansion of physical plant, purchases of additional or replacement manufacturing equipment and revisions and upgrades in plant tooling.

On October 11, 2004, we amended our credit agreement (the “Amended Credit Agreement” or “Credit Facility”). The Amended Credit Agreement increases the amount available from $210 million to $275 million. In addition, the remaining balance on the term note with accrued interest (approximately $12.5 million) was converted to and became a part of the revolver balance. At our option, revolving credit advances bear interest at either (a) a floating rate equal to the Index Rate plus the applicable margin of 1.375% or (b) a floating rate equal to the LIBOR rate plus the applicable margin of 2.75%. If we meet certain fixed charge coverage ratios, the applicable margins have lower rates. The Amended Credit Agreement waives any violation of financial covenants for the first quarter of fiscal 2005 and eliminates those financial covenants going forward. The Amended Credit Agreement also provides for the formation of certain Chinese sales corporations to facilitate doing business in China.

We are also required to maintain a lockbox arrangement whereby remittances from our customers reduce the borrowings outstanding under the Credit Facility. The Credit Facility also contains a Material Adverse Effect ("MAE") clause which grants the agent and lenders having more than 66 and 2/3% of the commitment or borrowings the right to block, and serves as a condition for, our requests for future advances. EITF Issue 95-22 "Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lockbox Arrangement" requires borrowings under credit agreements with these two provisions to be classified as current obligations.

We do not believe that any of these MAE's have occurred or in the ordinary course of business can reasonably be expected to occur based upon our history and our relationship with the Credit Facility lenders. We intend to manage the Credit Facility as long-term debt with a final maturity date in 2007, as provided for in the Amended Credit Agreement. A subsequent amendment was signed on December 21, 2004 relating to funding the China facility.

The Foreign Subsidiary entered into a credit agreement with the Bank of China. The total sum of the facility is 150.0 million RMB or approximately $17.3 million as of May 31, 2005. The term of the facility is from April 19, 2005 to April 18, 2006. The annual interest is computed on the six-month LIBOR plus 0.85% for U.S. dollar amounts and 4.6989% for RMB amounts. The Foreign Subsidiary also entered into an agreement with Xiamen International Bank. The terms of the agreement include a revolver of $13.0 million or the equivalent RMB. The term of the facility is from April 9, 2005 to April 8, 2006. The annual interest is computed on the three-month LIBOR plus 0.89% for U.S. dollar amounts and 4.698% for RMB amounts. As of May 31, 2005 the Foreign Subsidiary had $11.4 million borrowings outstanding on the Bank of China credit facility and no borrowings outstanding on the Xiamen International Bank credit facility.

Our primary short-term liquidity needs consist of financing seasonal merchandise inventory buildups and paying cash interest expense under our existing credit facilities and on the 11.25% subordinated notes due in April 2012. Our principal source of financing for our seasonal merchandise inventory buildup and increased accounts receivable is revolving credit borrowings under the existing credit facilities. At May 31, 2005, we had $10.9 million of availability under these facilities. Our working capital borrowing needs are typically at their lowest level from April through June, increase somewhat through the summer and sharply increase from September through November to finance accounts receivable and purchases of inventory in advance of the Christmas and post-holiday selling season. Generally, in the period from November through February, our working capital borrowings remain at their highest level and then are paid down to their lowest annual levels from April through August.

18 of 41

On April 7, 2005 we obtained an amendment to the Amended Credit Agreement that, removes the cap on borrowings by our Chinese manufacturing affiliate from local lenders, allows for limited recourse financing for institutional customers, and provides consent for the anticipated sale of the majority of Jumpking’s remaining assets. We have also obtained written waivers from the agent and Credit Facility lenders to correct an erroneous borrowing base certificate of December 25, 2004, acknowledge Jumpking’s sale of certain spa assets pursuant to the Asset Purchase Agreement dated January 10, 2005 between the Company and Keys Backyard, LLP ("Keys"), waive violation of the Amended Credit Agreement related to recourse financing obtained by institutional customers, waive violation of the Amended Credit Agreement for failure to adequately notify the Credit Facility lenders of the recall of trampolines and trampoline enclosures and consent to change the name of our wholly owned subsidiary from ICON China OS, Inc. to World Fitness Sales.

As of May 31, 2005, the balance outstanding under our existing Credit Agreements consisted of (in millions):

Revolver	$122.8
Revolver China	11.4

$134.2

As of May 31, 2005, our consolidated indebtedness was approximately $287.5 million, of which approximately $134.2 million was senior indebtedness.

As of May 31, 2005, our contractual cash obligations and commercial commitments were as follows:

Payments Due by Period(in millions)

Total	Less Than 1-Year	2-3 Years	4-5 Years	After 5 Years

Credit Facilities	$134.2	$134.2	$-	$-	$-
Senior Subordinated Notes	153.3	-	-	-	153.3
Operating Leases	59.5	15.9	20.0	12.3	11.3

Total Contractual Cash Obligations	$347.0	$150.1	$20.0	$12.3	$164.6

As part of our cash management activities, we seek to manage accounts receivable credit risk, collections, accounts payable and payments thereof to maximize our free cash at any given time.

We incurred a net loss and negative operating cash flows during fiscal 2005. We have been able to satisfy our needs for working capital and capital expenditures, due in part to our ability to access adequate financing arrangements. We expect that operations will continue, with the realization of assets and discharge of current liabilities in the ordinary course of business.

We believe that our existing cash and credit facilities at May 31, 2005 are adequate to fund our operations through May 31, 2006. If we fail to achieve our planned revenues, costs and working capital objectives, we believe we have the ability to curtail capital expenditures and reduce costs to levels that will be sufficient to enable us to meet our cash requirements through May 31, 2006.

However, demand for our products and timing of cost reductions are difficult to project. We are continuing to evaluate our current capital structure and may investigate alternative sources of financing. Alternative sources of financing may not be available if required or, if available, may not be on satisfactory terms. If we are unable to obtain alternative financing on satisfactory terms, it would have a material adverse effect on our business, and we would be required to curtail capital spending, further reduce expenses, and otherwise modify our planned operations.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) revised SFAS No. 123, "Accounting for Stock-Based Compensation". This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) is effective as of the beginning of the first interim or annual reporting period that begins after December 31, 2005, or our first quarter of fiscal 2007. We are evaluating the impact of the adoption of SFAS No. 123(R) on the financial statements.

19 of 41

In December 2004, the FASB issued Staff Position No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” The Staff Position clarifies that the tax deduction for the qualified domestic production activities provided by the American Jobs Creation Act of 2004 (the “Act”) should be accounted for as a special deduction under FAS 109 as opposed to a tax-rate deduction. The phase-in of the tax deduction begins with qualifying production activities for the year ending December 31, 2005. The Act replaces the extraterritorial income (ETI) tax incentive with a domestic manufacturing deduction. We have not determined the impact of this pronouncement at this time.

In March 2004, the FASB issued Emerging Issues Task Force Issues No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF No. 03-1”), which provides guidance for assessing impairment losses on debt and equity investments. Additionally, EITF No. 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF No. 03-1; however, the disclosure requirements remain effective and we have adopted them. We do not expect the effect of implementing EITF No. 03-1, when final guidance is released, to have a material impact on our financial statements.

In March 2005, the FASB issued Financial Interpretation Number (FIN) 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS 143 (Asset Retirement Obligations)". FIN 47 addresses diverse accounting practices that have developed with regard to the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity should have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective for fiscal years ending after December 15, 2005. We have not determined the impact that the adoption of FIN 47 will have on our consolidated financial position, results of operations or cash flows.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — An Amendment of Accounting Research Bulletin No. 43 (ARB No. 43), Chapter 4,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). We are required to adopt SFAS No. 151 in fiscal year 2007 and the results of its adoption are still being assessed.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 also eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect the adoption of SFAS No. 153 will have a significant impact on our results of operations or financial position.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” This statement replaces APB No. 20 and SFAS No. 3 and changes the requirements for the accounting for and reporting of a change in accounting principle. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS No. 154 will have a significant impact on our results of operations or financial position.

RISK FACTORS

Our future operating results are likely to fluctuate and therefore may fail to meet expectations.

Our operating results have varied widely in the past and may continue to fluctuate in the future. In addition, our operating results may not follow any past trends. Our future operating results will depend on many factors and may fluctuate and fail to meet our expectations or those of others for a variety of reasons, including the following:

1.	competitive pricing pressure, and

2.	the need for constant, rapid, new product introductions present an ongoing design and manufacturing challenge.

As a result of these or other factors, we could fail to achieve our expectations as to future revenues, gross profit and income from operations. Any downward fluctuation or failure to meet expectations will likely adversely affect our financial results.

20 of 41

Our financial results could be seriously harmed if the markets in which we sell our products do not grow.

Our continued success depends in large part on the continued growth of the exercise equipment market. Any reduction in the growth of, or decline in the demand for exercise equipment could seriously harm our business, financial condition and results of operations. In addition, certain of our products, may in the future, experience significant fluctuations in demand. We may also be seriously harmed by slower growth in the other markets in which we sell our products. Even in the absence of an industry downturn, the average selling prices of our products have historically decreased during the products’ lives and we expect this trend to continue. In order to offset selling price decreases, we attempt to decrease the manufacturing costs of our products and to introduce new, higher priced products that incorporate advanced features. If these efforts are not successful or do not occur in a timely manner, or if our newly introduced products do not gain market acceptance, our business, financial condition and results of operations could be seriously harmed.

In addition to following the general pattern of decreasing average selling prices, the selling prices for certain products fluctuate significantly with real and perceived changes in the balance of supply and demand for these products. In the event we are unable to decrease per unit manufacturing costs at a rate equal to or faster than the rate at which selling prices continue to decline, our business, financial condition and results of operations will be seriously harmed. Furthermore, we expect our competitors to invest in new manufacturing capacity and achieve significant manufacturing yield improvements in the future. These developments could dramatically increase the worldwide supply of competitive products and result in further downward pressure on prices.

We are functioning under new operating management.

On July 1, 2004, we announced the appointment of David Watterson as Chairman and Chief Executive Officer, replacing the then-current Chairman and Chief Executive Officer, Scott Watterson. Until that time, David Watterson was the President of North America Operations. Additionally, Matthew Allen moved to the position of President and Chief Merchandising Officer; Joseph Brough became the Chief Operating Officer, replacing Gary Stevenson; and Jace Jergensen became the Senior Vice President. There can be no assurance that the transition to this new management, or the new structure itself, will be successful.

We are exposed to the risks associated with the slowdown in the U.S. and worldwide economy.

Among other factors, concerns about inflation, decreased consumer confidence and spending and reduced corporate profits and capital spending resulted in a downturn in the U.S. economy generally. If the adverse economic conditions continue or worsen, our business, financial condition and results of operations may be seriously effected.

We may face product liability claims that are disproportionately higher than the value of the products involved.

Although all of our products sold are covered by our standard warranty, we could incur costs not covered by our warranties including, but not limited to, labor and other costs of replacing defective parts, lost profits and other damages. These costs could be disproportionately higher than the revenue and profits we receive from the products involved. If we are required to pay for damages resulting from quality or other defects, our business, financial condition and results of operations could be adversely affected

We may be unable to protect our intellectual property rights adequately and may face significant expenses as a result of ongoing or future litigation.

Protection of our intellectual property rights is essential to keep others from copying the innovations that are central to our existing and future products. Consequently, we may become involved in litigation to enforce our patents or other intellectual property rights, to protect our trade secrets and know-how, to determine the validity or scope of the proprietary rights of others or to defend against claims of invalidity. This type of litigation can be expensive regardless of whether we win or lose.

We are now and may again become involved in litigation relating to alleged infringement by us of others’ patents or other intellectual property rights. This type of litigation is frequently expensive to both the winning party and the losing party and could consume significant amounts of management’s time and attention. In addition, if we lose such a lawsuit, a court could require us to pay substantial damages and/or royalties or prohibit us from using essential technologies. For these and other reasons, this type of litigation could seriously harm our business, financial condition and results of operations. Also, although in certain instances we may seek to obtain a license under a third party’s intellectual property rights in order to bring an end to certain claims or actions asserted against us, we may not be able to obtain such a license on reasonable terms or at all.

21 of 41

For a variety of reasons, we have entered into license agreements that give third parties the right to use patents and other technology developed by us and that gives us the right to use patents and other technology developed by them. We anticipate that we will continue to enter into these kinds of licensing arrangements in the future. It is possible, however, that licenses we want will not be available to us on commercially reasonable terms or at all. If we lose existing licenses to key technology, or are unable to enter into new licenses that we deem important, our business, financial condition and results of operations could be seriously harmed.

It is critical to our success that we are able to prevent competitors from copying our innovations. We, therefore intend to continue to seek patent, trade secret and mask work protection for our manufacturing technologies. The process of seeking patent protection can be long and expensive and we cannot be certain that any currently pending or future applications will actually result in issued patents, or that, even if patents are issued, they will be of sufficient scope or strength to provide meaningful protection or any commercial advantage to us. Furthermore, others may develop technologies that are similar or superior to our technology or design around the patents we own.

We also rely on trade secret protection for our technology, in part through confidentiality agreements with our employees, consultants and third parties. However, these parties may breach these agreements and we may not have adequate remedies for any breach. Also, others may come to know about or determine our trade secrets through a variety of methods. In addition, the laws of certain countries in which we develop, manufacture or sell our products may not protect our intellectual property rights to the same extent as the laws of the United States.

Our ability to meet our cash requirements depends on a number of factors, many of which are beyond our control.

Our ability to meet our cash requirements (including our debt service obligations) is dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. We cannot guarantee that our business will generate sufficient cash flows from operations to fund our cash requirements. If we were unable to meet our cash requirements from operations, we would be required to fund these cash requirements by alternative financing. The degree to which we may be leveraged could materially and adversely affect our ability to obtain financing for working capital, acquisitions or other purposes; could make us more vulnerable to industry downturns and competitive pressures or could limit our flexibility in planning for or reacting to changes and opportunities in our industry, which may place us at a competitive disadvantage compared to our competitors. There can be no assurance that we will be able to obtain alternative financing, that any such financing would be on acceptable terms or that we will be permitted to do so under the terms of our existing financing arrangements. In the absence of such financing, our ability to respond to changing business and economic conditions, make future acquisitions, react to adverse operating results, meet our debt service obligations or fund required capital expenditures or increased working capital requirements may be adversely affected.

Interruptions in the availability of raw materials can harm our financial performance.

Our manufacturing operations require raw materials that must meet exacting standards. We generally have more than one source available for these materials, but for certain of our products there are only a limited number of suppliers capable of delivering raw materials that meet our standards. If we need to use other companies as suppliers, they must go through a qualification process, which can be difficult and lengthy. In addition, the raw materials we need for certain of our products could become scarcer as worldwide demand for these materials increases. Interruption of our sources of raw materials could seriously harm our business, financial condition and results of operations.

We spend heavily on equipment to stay competitive and will be adversely impacted if we are unable to secure financing for such investments.

In order to remain competitive, exercise equipment manufacturers generally must spend heavily on equipment to maintain or increase technology and design development and manufacturing capacity and capability. We currently plan for approximately $15.0 million in capital expenditures in fiscal 2006, and anticipate significant continuing capital expenditures in subsequent years. In the past, we have reinvested a substantial portion of our cash flow from operations in tooling, design development and capacity expansion and improvement programs. If we are unable to decrease costs for our products at a rate at least as fast as the rate of the decline in selling prices for such products, we may not be able to generate enough cash flow from operations to maintain or increase manufacturing capability and capacity as necessary. In such a situation, we would need to seek financing from external sources to satisfy our needs for manufacturing equipment and, if cash flow from operations declines too much, for operational cash needs as well. Such financing, however, may not be available on terms that are satisfactory to us or at all, in which case our business, financial condition and results of operations would seriously be harmed.

22 of 41

We depend on third parties to transport our products.

We rely on independent carriers and freight haulers to move our products between manufacturing plants and our customers. Any transport or delivery problems because of their errors or because of unforeseen interruptions in their activities due to factors such as strikes, political instability, terrorism, natural disasters and accidents could seriously harm our business, financial condition and results of operations and ultimately impact our relationship with our customers.

FORWARD-LOOKING STATEMENTS

Forward-looking statements in this Form 10-K, including, without limitation, statements relating to our plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These factors include, but are not limited to, the competitive environment in our industry in general and in our specific market area; inflation; economic conditions in general and in our specific market areas; the number of store openings and closings; the profitability of certain product lines; capital expenditures; future liquidity and liability and other claims asserted against us. In addition, such forward- looking statements are necessarily dependent upon assumptions, estimates and dates that may be incorrect or imprecise and involve known and unknown risks, uncertainties and other factors. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Given these uncertainties, shareholders and prospective investors are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligations to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

MARKET RISK

Fluctuations in the general level of interest rates on our current and future fixed and variable rate debt obligations expose us to market risk. We are vulnerable to significant fluctuations in interest rates on our variable rate debt and on any future repricing or refinancing of our fixed rate debt and on future debt.

We use long-term and medium-term debt as a source of capital. At May 31, 2005, we had approximately $153.3 million in outstanding fixed rate debt, consisting of 11.25% subordinated notes maturing in April 2012. When debt instruments of this type mature, we typically refinance such debt at the then-existing market interest rates, which may be more or less than the interest rates on the maturing debt.

Our Credit Agreement has variable interest rates and any fluctuation in interest rates could increase or decrease our interest expense. At May 31, 2005, we had approximately $134.2 million in outstanding variable rate debt. The weighted average rate of interest on the variable interest rate debt was approximately 5.2% for the fiscal year ended May 31, 2005. If the interest rate for our variable rate debt increased or decreased by 1% during fiscal year 2005, our interest expense on outstanding variable rate debt would increase or decrease by approximately $2.0 million.

Due to the uncertainty of fluctuations in interest rates and the specific actions that might be taken by us to mitigate the impact of such fluctuations and their possible effects, the foregoing sensitivity analysis assumes no changes in our financial structure.

In addition to the United States, we have operations or transact business in Canada, the United Kingdom, France, Italy, Germany, and China. The operations in these foreign countries conduct business in their local currencies as well as other regional currencies. To mitigate our exposure to transactions denominated in currencies other than the functional currency of each entity, we enter into forward exchange contracts from time to time to manage foreign currency risk related to the procurement of merchandise from foreign sources. As of May 31, 2005, the Company had foreign currency contracts in the form of forward exchange contracts in the amount of approximately $1.4 million in US dollars. The unrealized loss associated with these contracts is a $24,500 loss on US dollars. This unrealized loss is included in the statement of operations. The market risk inherent in these instruments was not material to the Company’s consolidated financial condition, results of operations, or cash flow during fiscal 2005. Because of the variety of currencies in which purchases and sales are transacted, it is not possible to predict the impact of a movement in foreign currency exchange rates on future operating results. However, we intend to continue to mitigate our exposure to foreign exchange gains or losses.

23 of 41

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Management, including the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

CHANGES IN INTERNAL CONTROLS

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

MANAGEMENT DIRECTORS AND OFFICERS

Our directors and executive officers, their ages and number of years of service are as follows:

24 of 41

Name	Age	Years with ICON	Position
David J. Watterson	46	25	-Chairman of the Board -Chief Executive Officer
S. Fred Beck	47	16	-Chief Financial and Accounting Officer -Vice President -Treasurer
M. Joseph Brough	41	16	-Chief Operating Officer
Matthew N. Allen	41	21	-President -Chief Merchandising Officer
Jon M. White	57	18	-Senior Vice President, Manufacturing
Jace Jergensen	42	11	-Senior Vice President
Brad H. Bearnson	51	10	-General Counsel, Secretary
Richard Hebert	60	11	-President, ICON Canada
Giovanni Lato	47	12	-President, ICON Europe
Daniele Di Carmine	48	8	-Chief Operating Officer, ICON Europe
William T. Dalebout	57	17	-Vice President, Design
Scott R. Watterson	50	27	-Director
Gary E. Stevenson	50	27	-Director
Robert C. Gay	53	-	-Vice Chairman of the Board
Gregory Benson	51	-	-Director
Stanley C. Tuttleman	86	-	-Director
Alan H. Freudenstein	40	-	-Director
W. Steve Albrecht	58	-	-Director
Lester W. B. Moore	62	-	-Director

EXECUTIVE OFFICERS OF THE REGISTRANT

David J. Watterson
        Mr. Watterson was recently named Chairman of the Board of Directors and CEO. Prior to his role as Chairman of the Board of Directors and CEO, Mr. Watterson served as President of North America , SVP of Marketing and Research and Development since November 1992. Prior to 1992, Mr. Watterson served as ICON's Sales Manager and VP of Sales since joining the Company in 1980. Mr. Watterson is Scott R. Watterson's brother. Mr. Watterson graduated from Utah State University with a B.S. in Marketing.

S. Fred Beck
        Mr. Beck has served as the Company's CFO and Accounting Officer, VP and Treasurer since 1989. Mr. Beck is a CPA and a member of the AICPA (national chapter of CPAs) and the UACPA (the Utah chapter of CPAs). Mr. Beck is also a member of the Board of Directors of Regence BlueCross BlueShield of Utah and a member of The Regence Group Board of Directors. Mr. Beck graduated from Utah State University with a B.S. in Accounting.

M. Joseph Brough
        Mr. Brough joined the Company in 1989 and has served as Chief Operating Officer since 2004. He was VP of Operations and Information Technology from 1995 to 2004. Prior to working for ICON, Mr. Brough worked for Andersen Consulting. Mr. Brough graduated with a M.B.A from the University of Utah in 1987 where he was ranked number one in his graduating class.

Matthew N. Allen
        Mr. Allen joined the Company in 1984 and has served as President and Chief Merchandising Officer since 2004. He served as VP of Product Development from 1999 to 2004 and VP of Sales from 1996 to 1999. Between 1984 and 1996, Mr. Allen served in various roles in sales, quality control and production. Mr. Allen graduated with B.S. in Business Marketing from Utah State University.

Jon M. White
        Mr. White has served as SVP and VP of Manufacturing since 1988. Mr. White is responsible for all domestic manufacturing operations in the Logan, Clearfield and Smithfield plants in Utah and product distribution at the Clearfield Distribution Center. Prior to 1988, Mr. White served as Plant Manager of Weathershield Manufacturing Inc.'s, Nibley, Utah plant and production control manager for the Wurlitzer Co.'s, Logan, Utah, manufacturing plant.

25 of 41

Jace Jergensen
        Mr. Jergensen has served as Senior VP since 2004. He served as the VP and General Manager of ICON’s JumpKing operation from 1999 to 2004. From 1994 to 1999, Mr. Jergensen served as the Director of New Product Development for ICON. Prior to joining ICON, Mr. Jergensen held various positions with Black & Decker, First Interstate Bank and Ernst & Whinney. Mr. Jergensen earned an M.B.A. in 1989 and B.S. in Accounting in 1987 from Brigham Young University.

Brad H. Bearnson
        Mr. Bearnson joined the Company in 1995 and presently serves as General Counsel and Secretary. Mr. Bearnson is a CPA and was admitted to the Utah State Bar in 1982. Mr. Bearnson has also served as a Member of the Legislative Affairs Committee of the Utah State Bar from 1997 to 2000. Mr. Bearnson graduated with a B.S. from Utah State University and then earned his Juris Doctorate degree from the University of Utah.

Richard Hebert
        Mr. Hebert has served as President of ICON Canada since 1994. Mr. Hebert founded his first manufacturing company in 1967 named Athletimonde, Inc. In 1980, Mr. Hebert established his second manufacturing company named Rickbend Industries, Inc. In 1990, Mr. Hebert began a third company called Fitquip, Inc. These three companies were consolidated into one entity in an acquisition by ICON Health & Fitness, Inc. in 1994.

Giovanni Lato
        Mr. Lato has served as the President of ICON Europe since 1999. Mr. Lato joined Weider, Inc. in 1993. Previously, Mr. Lato served as VP of Sales for Gianni Versace SpA since 1989. Mr. Lato graduated in 1981 with a B.S. in Business Administration from Luiss University in Rome, Italy.

Daniele Di Carmine
        Mr. Di Carmine has served as the Chief Operation Officer of ICON Europe since 1999 and joined the Company in 1998. Prior to joining ICON, Mr. Di Carmine held various positions with Unilever Sagit SpA, Peviani SpA, Prisma SpA and Qualità e Risorse Umane. Mr. Di Carmine graduated in 1982 in Economics and Engineering from Perugia Agricultural Science University and earned an M.B.A. from the School of Management of Luigi Bocconi University in 1983.

William T. Dalebout
        Mr. Dalebout has served as VP of Design since 1987. Prior to working for ICON, Mr. Dalebout was President and founder of Ziba Design Inc., an industrial design consultancy. Prior to founding and managing Ziba Design Inc., Mr. Dalebout worked for Hewlett-Packard, Tektronix Inc. and Smith Corona Marchant. Mr. Dalebout graduated with a B.A. in Industrial Design from Brigham Young University.

DIRECTORS OF THE COMPANY

Scott R. Watterson
        Mr. Watterson served as Chairman of the Board of Directors and CEO since 1988 to 2004. Prior to 1988, Mr. Watterson co-founded Weslo, Inc., a predecessor entity of the Company, in 1977. In addition, Mr. Watterson is a director of the Utah State University Foundation. He is also on the Board of Trustees for the Utah Foundation and the Make-A-Wish Foundation of Utah. Mr. Watterson graduated from Utah State University College of Business, Cum Laude, in 1979 with a B.S. in Business Marketing and a minor in Chinese. Mr. Watterson is currently on a leave of absence to accept an assignment from the Church of Jesus Christ of Latter-day Saints as a mission president.

Gary E. Stevenson
        Mr. Stevenson served as President, COO and as one of the Company's directors from 1988 to 2004. Prior to 1988, Mr. Stevenson co-founded Weslo, Inc., the predecessor entity of the Company, in 1977. Mr. Stevenson's current and past affiliations include: Utah State University President's National Advisory Council, Utah State University College of Business and Engineering Advisory Board, Marriott School, Brigham Young University National Advisory Council, among others. Mr. Stevenson graduated from Utah State University College of Business in 1979 with a B.S. in Business Administration and a minor in Japanese. Mr. Stevenson is currently on a leave of absence to accept an assignment from the Church of Jesus Christ of Latter-day Saints as a mission president.

26 of 41

Robert C. Gay
        Mr. Gay became Vice Chairman of the Board of Directors in November 1994. Mr. Gay has been a Managing Director of Bain Capital, a private investment firm, since April 1993 and has been a General Partner of Bain Venture Capital, the venture capital arm of Bain Capital, which focuses on first and second institutional round investing in software, technology-driven business services, hardware and information companies, since February 1989. In addition, Mr. Gay serves as a director of Nutraceutical, GS Technologies Corporation, Anthony Crane and Alliance Laundry and Buhrmann.

Gregory Benson
        Mr. Benson became a director in September 1999. Mr. Benson was an Executive Vice President of Bain Capital from 1996 to 2004. Prior to joining Bain Capital, Mr. Benson was an Executive Vice President of American Pad and Paper Company.

Stanley C. Tuttleman
        Mr. Tuttleman became one of our directors in September 1999. Mr. Tuttleman has been the Chief Executive Officer and President of Tuttson Capital Corp., a financial services corporation, since 1983. Mr. Tuttleman also serves as the Chief Executive Officer of Telepartners International, a wireless program company. In addition, Mr. Tuttleman is a director of Mothers Work, Inc., and a trustee of the Franklin Institute, the Philadelphia Orchestra, the Philadelphia Museum of Art, Graduate Hospital, Gratz College and the Harrison Foundation.

Alan H. Freudenstein
        Mr. Freudenstein became one of our directors in November 2002. Mr. Freudenstein is a Managing Director in the Private Equity Group of Credit Suisse First Boston, LLC. He is also a Vice President of Credit Suisse First Boston Management Corporation and Special Situations Holdings, Inc. - Westbridge. From 1992 to 2000, Mr. Freudenstein was a Managing Director at Bankers Trust Company, where he was responsible for incubation and venture investments within the New World Ventures Group. Mr. Freudenstein is also on the board of directors of Ascent Assurance, Inc. (OTCBB:AASR).

Dr. W. Steve Albrecht
        Dr. Albrecht became one of our directors in November 2002. Dr. Albrecht serves as the Associate Dean of the Marriott School of Management and Arthur Andersen Professor at Brigham Young University. Prior to becoming Associate Dean, Dr. Albrecht served as director of the School of Accountancy and Information Systems at Brigham Young University for eight years. Dr. Albrecht is a certified public accountant, a certified internal auditor and a certified fraud examiner. Dr. Albrecht is also on the board of directors of Cypress Semiconductor Corp. (NYSE:CY), SkyWest, Inc. (NASDAQ:SKYW) and Red Hat, Inc. (NASDAQ:RHAT).

Lester W. B. Moore
        Mr. Moore became one of our directors in April 2005. Mr. Moore is Executive Vice President of Bain Capital and Managing Director of Shadow Lake, LLC, a private investment management company. Prior to joining Bain in 2000, Mr. Moore was President and CEO of the Polynesian Cultural Center located in Laie, Hawaii. In addition, he is a director on several boards, including Sorenson Capital Partners, US Synthetic, UTEX, ContentWatch, UNITUS, and the ANASAZI Foundation. Mr. Moore received a BS with honors in Economics from the University of Utah and an MS in Economics from Brigham Young University.

BOARD COMMITTEES

Compensation Committee

The Compensation Committee of the Board of Directors, composed of Messrs. Gay, Benson and Tuttleman, has the authority to administer the executive compensation for David J. Watterson, our Chief Executive Officer. Mr. Watterson participated in the deliberations concerning the compensation of other officers other than his own, and Mr. Beck participated in the deliberations concerning the compensation of officers other than himself and Mr. Watterson.

27 of 41

Audit Committee

The Audit Committee includes Messrs. Albrecht, Benson and Moore. This committee reviews the professional services provided by the Company's independent registered public accounting firm and the independence of such firm from the management of the Company. This committee also reviews the scope of the audit by the Company's independent registered public accounting firm, the annual and interim financial statements of the Company, the Company's systems of internal accounting controls and such other matters with respect to the accounting, auditing, and financial reporting practice and procedures of the Company as it may find appropriate.

ITEM 11.	EXECUTIVE COMPENSATION.

The following table sets forth information concerning the compensation for fiscal 2005, 2004, and 2003 for Mr. David Watterson and our other most highly compensated executive officers (collectively, the "Named Executive Officers"):

SUMMARY COMPENSATION TABLE

ANNUAL COMPENSATION
Name	Position	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Long-Term Compensation Options (#)(3)	All Other Compensation ($)(4)
David J. Watterson	Chairman of the Board and Chief Executive Officer	2005 2004 2003	500,000 341,000 323,000	50,000 200,480 340,390	24,860(2) 22,064(2) 25,302(2)(6)	- - -	- 17,643 10,972
S. Fred Beck	Chief Financial and Accounting Officer, Vice President and Treasurer	2005 2004 2003	308,076 307,976 261,833	50,000 241,010 173,750	17,998(2) 17,998(2) 10,815(2)	- - -	- 134,597 9,433
Richard Hebert	General Manager, ICON Du Canada, Inc.	2005 2004 2003	450,000 335,143 294,914	247,627 167,330 157,549	19,323(2) 11,939(2) 10,165(2)	- - -	- - -
Giovanni Lati	Chief Executive Officer, Europe	2005 2004 2003	303,540 303,540 303,540	- 26,364 127,574	- - -	- - -	174,853 - -
Daniele Di Carmine	Chief Operating Officer, Europe	2005 2004 2003	248,255 240,074 228,641	- 21,960 95,160	3,598(2) 3,479(2) 3,314(2)	- - -	122,662 118,619 112,971
Scott R. Watterson(1)	Chief Executive Officer Director	2005 2004 2003	625,000 703,250 677,250	1,118,177 1,369,330 1,879,640	- 90,847(2)(6) 102,473(2)(6)	- - -	- 76,208(5) 71,539(5)
Gary E. Stevenson(1)	Chief Operating Officer Director	2005 2004 2003	575,000 624,000 624,000	1,050,922 1,205,010 1,656,320	- 75,635(2)(6) 71,967(2)(6)	- - -	- 81,096(5) 68,534(5)
Footnotes To Compensation Table
(1)	Mr. Watterson and Mr. Stevenson served in their positions of CEO and COO, respectively, for approximately one month in fiscal 2005.
(2)	Includes the annual cost of providing the named person with the use of an automobile during the year.
(3)	Options to purchase shares of HF Holdings' common stock.
(4)	Includes amounts contributed by the Company for the benefit of the Named Executive Officers under the Company's 401 (K) Plan and the Company's deferred compensation plan.
(5)	Includes a management fee of $33,500 paid by the company.
(6)	Includes amounts for personal use of the Company jet.

The following table sets forth information as of May 31, 2005, concerning options of HF Holdings, Inc. exercised by each of the named executive officers in 2005 and year-end option values:

28 of 41

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

Name	Shares Aquired On Exercise (#)	Other Value Realized ($)	Number of Unexercised Options at May 31, 2004 (#) Exercisable/Unexercisable	Value of Unexercised In-the- Money Options at May 31, 2004 ($)(1) Exercisable/Unexercisable
	Common Stock	Common Stock	Common Stock	Common Stock
Scott R. Watterson	-	-	-/-	-/-
Gary E. Stevenson	-	-	-/-	-/-
S. Fred Beck	-	-	49,995 / 49,995	-/-
David J. Watterson	-	-	59,979 / 59,979	-/-
Richard Hebert	-	-	-/-	-/-
Giovanni Lato	-	-	-/-	-/-
Daniele Di Carmine	-	-	-/-	-/-
(1)
As of May 31, 2005, there was no market for the common stock of HF Holdings, Inc.; no value has been attributed to the equity underlying these options. There have been no arm's length sales of HF Holding's common stock since the closing of the recapitalization in September of 1999.

1999 JUNIOR MANAGEMENT STOCK OPTION PLAN

In September 1999, HF Holdings adopted its 1999 Junior Management Stock Option Plan (the "1999 Stock Option Plan") which provides for the grant of nonstatutory options to eligible employees. A total of 333,300 shares of common stock of HF Holdings were reserved and issued under the 1999 Stock Option Plan, which is administered by the Board of Directors or a committee thereof.

COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

We maintained a compensation committee during fiscal 2005. The Compensation Committee consists of the following non-employee directors: Messrs. Gay, Benson and Tuttleman.

REPORT OF THE COMPENSATION COMMITTEE

The Compensation Committee of the Board of Directors, composed of Messrs. Gay, Benson and Tuttleman, has the authority to administer the executive compensation for David J. Watterson, our Chief Executive Officer. Mr. Watterson participated in the deliberations concerning the compensation of other officers other than his own, and Mr. Beck participated in the deliberations concerning the compensation of officers other than himself and Mr. Watterson.

COMPENSATION OF DIRECTORS

Our directors do not receive any compensation for serving on the Board of Directors except for Messrs. Tuttleman, Benson and Albrecht. Messrs. Tuttleman and Benson are paid $35,000 annually plus $1,000 for each meeting attended for their services as directors. Mr. Albrecht is paid $40,000 annually plus $1,000 for each meeting attended for his services as a director. Directors are reimbursed for their out-of-pocket expenses incurred in connection with their service as directors. We also maintain liability insurance policies for our directors.

PERFORMANCE BONUS

In fiscal 2003, the Board of Directors approved the establishment of a performance bonus pool in addition to the regular bonus program of $1.0 million. The Board gave discretion to Gary Stevenson and Scott Watterson to determine eligible employees and the amounts payable to each employee. These bonuses were paid in August of fiscal year 2003 and accrued in our May 31, 2003 financial statements. No additional performance bonus pool was awarded in fiscal 2004 or fiscal 2005.

29 of 41

EMPLOYMENT AGREEMENTS

During the second and third quarter of fiscal 2004, Icon Health and Fitness, Inc. (the “Company”) renegotiated, amended and restated the September 27, 1999 employment agreements (“restatement”) with each of Mr. Watterson and Mr. Stevenson. The restatement extends these agreements until July 31, 2008 and provide in each case Mr. Watterson and Mr. Stevenson may take a leave of absence (“leave of absence”) commencing July 1, 2004 and ending not later than July 31, 2007 as mission presidents for the Church of Jesus Christ of Latter-day Saints. Each of Mr. Watterson and Mr. Stevenson are relieved during the leave of absence of their day-to-day duties at the Company and from contractual restrictions that are not consistent with their full time service at the Company, but are not relieved from their obligations of non-competition and confidentiality. During the leave of absence, each of Mr. Watterson and Mr. Stevenson will continue to receive his annual base salary as well as participate in a bonus program providing for a bonus equal to a percentage of the Company’s consolidated EBIDTA (as defined in the Company’s Credit Facility) which percentage shall equal 1.25% for Mr. Watterson and 1.10% for Mr. Stevenson. Moreover, during the leave of absence the Company’s EBIDTA used to calculate the bonus will be the Company’s fiscal year EBIDTA for the year ending May 31, 2003. Based on the Company's May 31, 2003 EBITDA, Mr. Watterson's annual bonus will be $1,190,000 and Mr. Stevenson's annual bonus will be $1,047,000 during the leave of absence. The respective amounts of bonus paid during their leave of absence will not exceed the amounts of compensation that each would have received as a lump sum payment had they terminated their employment on May 31, 2004. Provisions for termination remain the same, except if the Company terminates either executive’s employment without the occurence of specified causal events or such executive terminates employment because of certain specified actions by the Company during the leave of absence, such executive will continue to receive his base salary and bonus through the end of the leave of absence and for an additional 12 months in the case the executive seeks, but is unable to, reach agreement with the Company to return to the Company to assume an executive position following the leave of absence. Each of Messrs. Watterson and Stevenson will remain directors of the Company during the leave of absence. Otherwise the employment agreements are substantially the same as the original agreements as amended by the second amendment.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

HF Holdings owns all of our outstanding common stock. The following table and related notes set forth information with respect to the beneficial ownership of HF Holdings' 7,771,613 outstanding shares of common stock as of May 31, 2005 by (i) each person known to HF Holdings to beneficially own more than 5.0% of the outstanding shares of common stock of HF Holdings, (ii) each director and executive officer of HF Holdings individually and (iii) all directors and executive officers of HF Holdings as a group.

Common Stock Beneficially Owned (1)
Name	Number Of Shares	Percent of Outstanding Shares

Scott R. Watterson*(2) c/o ICON Health & Fitness, Inc. 1500 South 1000 West Logan, Utah 84321	376,000	4.86%
Gary E. Stevenson*(3) c/o ICON Health & Fitness, Inc. 1500 South 1000 West Logan, Utah 84321	292,700	3.78%
The Bain Funds(4) c/o Bain Capital, Inc. 111 Huntington Avenue Boston, Massachusetts 02199	5,161,035	66.69%
Robert C. Gay*(5) c/o Bain Capital, Inc. 111 Huntington Avenue Boston, Massachusetts 02199	5,161,035	66.69%

30 of 41

Common Stock Beneficially Owned (1)
Name	Number Of Shares	Percent of Outstanding Shares

Lester W.B. Moore*(5) c/o Sorenson Capital Partners 10150 South Centennial Parkway Suite 450 Sandy, Utah 84070	5,161,035	66.69%
Credit Suisse First Boston Corporation(6) c/o Credit Suisse First Boston Corporation Eleven Madison Avenue New York, New York 10010-3629	1,312,934	16.96%
Alan H. Freudenstein*(7) c/o Credit Suisse First Boston Corporation Eleven Madison Avenue New York, New York 10010-3629	1,312,934	16.96%
HF Investment Holdings, LLC c/o ICON Health & Fitness, Inc. 1500 South 1000 West Logan, Utah 84321	5,160,035	66.69%
Stan C. Tuttleman* Tuttson's Inc. 349 Montgomery Avenue P.O. Box 22405 Bala Cynwyd, Pennsylvania 19004	172,002	1.72%
David Watterson(8)* c/o ICON Health & Fitness, Inc. 1500 South 1000 West Logan, Utah 84321	18,173	-
S. Fred Beck(8) c/o ICON Health & Fitness, Inc. 1500 South 1000 West Logan, Utah 84321	15,149	-
All Directors and Executive Officers as a Group 9 People	7,692,264	98.55%

* Directors of the Company

Footnotes To Common Stock Beneficially Owned Table
(1)
Except as otherwise indicated, (a) each owner has sole voting and investment power with respect to the shares set forth and (b) the figures in this table are calculated in accordance with Rule 13d-3, under the Exchange Act of 1934, as amended. The table includes the HF Holdings Warrants (which have an exercise price, subject to adjustment, of $.01 per share) which are presently exercisable. The shares reported in this table as owned by a stockholder do not include the shares over which such stockholder has the right to direct the vote pursuant to the Stockholders Agreement.

(2)
Includes 1,000 shares of common stock owned by IHF Holdings, Inc. of which Mr. Watterson is deemed the beneficial owner by virtue of being a director. Mr. Watterson disclaims beneficial ownership of any such shares in which he does not have a pecuniary interest.

(3)
Includes 1,000 shares of common stock owned by IHF Holdings, Inc. of which Mr. Stevenson is deemed the beneficial owner by virtue of being a director. Mr. Stevenson disclaims beneficial ownership of any such shares in which he does not have a pecuniary interest.

(4)
Includes 5,160,035 shares of common stock beneficially owned by HF Investments of which the Bain Funds may be deemed the beneficial owners by virtue of their control of HF Investment Holdings pursuant to its operating agreement. Also includes 1,000 shares of common stock owned by IHF Holdings, Inc., of which the Bain Funds may be deemed the beneficial owners by virtue of the fact that one or more of their general partners or principals, or one or more general partners or principals of one of their general partners, is a director of HF Investment Holdings. The Bain Funds disclaim beneficial ownership of any shares in which they do not have a pecuniary interest.

31 of 41

(5)
Includes the shares beneficially owned by each of the Bain Funds, of which each of Mr. Gay and Mr. Moore may be deemed the beneficial owner by virtue of being a general partner or principal, or a general partner or a principal of the general partner, of such Bain Fund. Also includes 1,000 shares owned by IHF Holdings, Inc., of which each of Mr. Gay or Mr. Moore may be deemed the beneficial owner by virtue of each being a director. Each of Mr. Gay and Mr. Moore disclaims the beneficial ownership of any such shares in which he does not have a pecuniary interest.

(6)	Includes 669,179 shares of common stock subject to purchase upon exercise of warrants that are presently exercisable.
(7)
Includes 1,312,934 shares beneficially owned by Credit Suisse First Boston Corporation, of which Mr. Freudenstein may be deemed the beneficial owner by virtue of being an officer of Credit Suisse First Boston Corporation. Mr. Freudenstein disclaims beneficial ownership of any such shares in which he does not have a pecuniary interest.

(8)	Represents shares of common stock issuable upon exercise of the vested portion of options awarded pursuant to the 1999 HF Holdings Junior Management Stock Option Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MANAGEMENT EQUITY GRANT

On September 27, 1999, HF Holdings issued to Messrs. Watterson and Stevenson, without cost, an aggregate of 666,700 shares of the common stock of HF Holdings (or approximately 6.7% of its common stock outstanding on a fully diluted basis upon the consummation of the September recapitalization). Mr. Watterson received 375,000 of these shares, while Mr. Stevenson received 291,700 shares.

STOCKHOLDERS AGREEMENT

On September 27, 1999, we entered into a stockholders agreement (the "Stockholders Agreement") with HF Holdings, HF Investment Holdings, Bain Capital, Credit Suisse First Boston Corporation ("CFSB") and Scott Watterson and Gary Stevenson.

Under the Stockholders Agreement, holders of HF Holdings' common stock, who received such common stock in the exchange offer, are subject to transfer restrictions with respect to their common stock. In addition, these holders received customary tag along and drag along rights with respect to sales of common stock of HF Holdings (including sales by any Bain Capital Holder) and pre-emptive rights with respect to any issuances of common stock by HF Holdings to HF Investment Holdings. The tag along, drag along and registration rights of our management are subject to the condition that our senior management own at least 25% of the common stock held by all management holders and the junior management own at least 15% of the common stock of HF Holdings held by all management holders, provided such person is still employed by us or has been employed within the 12 preceding months and the purchaser of the common stock is a financial buyer.

Holders of warrants to purchase common stock of HF Holdings issued in the exchange offer received registration rights with respect to the common stock issuable upon exercise of such warrants.

Pursuant to the Stockholders Agreement, HF Investment Holdings granted to CSFB an option to purchase a certain percentage (based on the date of exercise of such option) of the common stock of HF Holdings held by HF Investment Holdings. HF Investment Holdings also granted to members of our junior management an option to purchase 216,700 shares of common stock of HF Holdings held by HF Investment Holdings. Each of these options is exercisable only upon the occurrence of a Liquidity Event (as defined in the Stockholders Agreement).

In addition, HF Investment Holdings is entitled to appoint seven directors and CSFB is entitled to appoint two directors to our Board of Directors. Upon a liquidation of HF Investment Holdings, Bain Capital will be entitled to appoint five directors and Scott Watterson and Gary Stevenson shall have the right to be directors, provided they remain employed by us.

MANAGEMENT AGREEMENTS

On September 27, 1999, our Company and HF Holdings also entered into a new management agreement with Bain Capital which provides an annual management fee not to exceed $366,500 in exchange for management consulting services including providing advice on strategic planning, development and acquisitions. In addition, if we enter into any acquisition transactions involving a gross purchase price of at least $10.0 million, Bain Capital will receive a fee in an amount which will approximate 1% of the gross purchase price of the transaction (including assumed debt). In the event of a Liquidity Event (as defined in the Stockholders Agreement), Bain Capital will also receive a fee in an amount which will approximate 1% of the gross purchase price of the transaction.

Additionally, HF Holdings entered into a management arrangement with CSFB which provides for an annual management fee of $366,500 in exchange for consulting services. In addition, if we enter into transactions which will constitute a Liquidity Event (as defined in the Stockholders Agreement), CSFB will receive a fee in an amount which will approximate 50% of the fee payable under the management agreement with Bain Capital in connection with such transaction.

32 of 41

On September 27, 1999, our Company and HF Holdings also entered into management agreements with each of Mr. Watterson and Mr. Stevenson which provide, so long as Bain Capital is receiving a management fee under its management agreement, an annual management fee of $67,000 in the aggregate shall be paid to Mr. Watterson and Mr. Stevenson.

The respective management agreements include full indemnification and expense reimbursement provisions in favor of Bain Capital, CSFB, Mr. Watterson and Mr. Stevenson, respectively.

CHINA BUSINESS VENTURE

In fiscal 2003, we formed a foreign subsidiary (the “Foreign Subsidiary”) to build a manufacturing facility in Xiamen, China. The facility was completed in the summer of 2005. The cost of the project is approximately $30.5 million, with $15.5 million funded in the form of equity contributed by the two shareholders, and approximately $15.0 million in the form of debt. The Foreign Subsidiary has arranged for the debt portion of the financing, which is provided by the Bank of China. As of May 31, 2005, the revolver balance with the Bank of China was $11.4 million. For the fiscal year ended May 31, 2005, the Chinese subsidiary had a loss of approximately $1.2 million of which approximately $0.4 million was recorded as minority interest in net loss of consolidated subsidiary. Our equity interest in the Foreign Subsidiary is 70%, which has been funded in the form of equity and debt. As of May 31, 2005, we have made contributions of $10.0 million and the minority interest contributions were $5.5 million. The minority interest shareholder is also a long-time vendor of ours. We recorded purchases from this vendor of approximately $79.3 million and $93.0 million during the fiscal year ended May 31, 2005 and May 31, 2004, respectively.

On July 30, 2005, we entered into a stock purchase agreement (the “Agreement”) with the minority shareholder of the Foreign Subsidiary to acquire our 70% interest in the Foreign Subsidiary in consideration for cancellation of debt of approximately $10.0 million. Pursuant to the Agreement, we have 45 days from the date of the Agreement to negotiate a repurchase option agreement and supply agreement. We believe that we will have access to the Foreign Subsidiary’s capacity and will use it as well as other third-party offshore vendors to meet our manufacturing needs.

As a result of our controlling interest in the foreign subsidiary, the investment has been reported on a consolidated basis for fiscal years ended May 31, 2005 and 2004.

LOANS TO SENIOR MANAGEMENT

On September 27, 1999 we made non-recourse loans to Scott Watterson and Gary Stevenson in the principal amounts of $1,209,340 and $990,660 respectively. The loans were made in connection with stock grants made to Messrs. Watterson and Stevenson at the time of our September 1999 recapitalization. The notes bear interest only to the extent that we have taxable net income less than zero in any given fiscal year. The notes are secured by shares of ICON and shares of HF Investment Holdings LCC held by Messrs. Watterson and Stevenson. The notes have a maturity of 10 years and may be accelerated upon specified events of default and liquidity events.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed by PricewaterhouseCoopers, LLP (“PWC”) for professional services rendered for the audit of ICON Health & Fitness, Inc.’s (“ICON’s”) annual financial statements for fiscal 2005 and the reviews of the financial statements included in ICON's Forms 10-Q for fiscal 2005 were approximately $0.3 million, compared to approximately $0.3 million for fiscal 2004.

AUDIT-RELATED FEES

PWC billed approximately $0.1 million in audit-related fees for 2005. For 2004, audit-related fees were approximately $0.1 million. Audit-related fees were primarily for consultations concerning financial accounting and reporting standards and Sarbanes-Oxley Section 404 preparedness.

ALL OTHER FEES

None.

In addition to pre-approving audit and audit-related services for 2005, the Audit Committee pre-approved certain non-audit services (primarily tax compliance services) that were performed by ICON's independent accountants during 2005. None of these services constitutes a prohibited activity for a company's independent accountants under Sarbanes-Oxley or related SEC regulations.

33 of 41

PROCEDURE FOR AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITOR

Pursuant to its charter and policies, the Audit Committee (“Committee”) of the Board of Directors is responsible for reviewing and approving, in advance of the engagement, any audit, audit related and tax compliance services as well as any permissible non-audit services between ICON and its independent auditors, subject to de minimis exceptions authorized by law and regulation. The engagement of PWC to conduct the audit of ICON was approved by the Committee in the first quarter of fiscal 2005.

Additionally, each permissible non-audit engagement or relationship between ICON and PWC entered into since the first quarter of fiscal 2005, has been reviewed and approved by the Committee, as provided in its charter. We have been advised by PWC that substantially all of the work done in conjunction with its audit of ICON’s financial statements for the most recently completed fiscal year was performed by permanent full-time employees and partners of PWC.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this report:

Consolidated Financial Statements (See Item 8)
Consolidated Balance Sheets at May 31, 2005 and 2004
Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended May 31, 2005, 2004, and 2003
Consolidated Statement of Stockholder's Equity (Deficit) for the Years Ended May 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows for the Years Ended May 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements

FINANCIAL STATEMENT SCHEDULE (See Item 8)

Schedule II	- Valuation and Qualifying Accounts for the Three Years Ended May 31, 2005

All other schedules are omitted as the required information is not applicable or is included in the financial statements or related notes, or can be derived from information contained in the consolidated financial statements and related notes.

EXHIBITS

The following designated exhibits have heretofore been filed with the Securities and Exchange Commission under the Securities Act of 1933 and are referred to and incorporated herein by reference to the correspondingly numbered exhibit filed as part of the Registrants' Registration Statement on Form S-1 of IHF Capital, as amended (No.33-87930/87930-1) and on Form S-4 of ICON Fitness, as amended (No.333-18475).

34 of 41

Exhibit Number	Description of Exhibit

1.1	Purchase Agreement dated November 15, 1996 regarding the issuance and sale of the Senior Discount Notes between ICON Fitness and Donaldson, Lufkin & Jenrette Securities Corporation.
3.1	Certificate of Incorporation.
3.1A	Amendment to Certificate of Incorporation.
3.2	By-laws.
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

4.3	Registration Rights Agreement dated as of November 20, 1996 by and between ICON Fitness and Donaldson, Lufkin & Jenrette Securities Corporation.
4.4	Registration rights Agreement dated November 14, 1994 between ICON Health and Weider Health and Fitness with respect to the Senior Subordinated Notes due 2004.
10.1	Amended and Restated Credit Agreement dated as of November 14, 1994 among ICON Health, the lenders named therein, and General Electric Capital Corporation.
10.1A	Agreement of IHF Holdings, Inc. and IHF Capital, dated November 14, 1994 in favor of General Electric Capital Corporation, as agent.
10.1B	Amended and Restated Credit Agreement dated as of July 15, 1998 among ICON Health & Fitness, Inc., the lenders named therein, and General Electric Capital Corporation.
10.1C	Amended and Restated Credit Agreement dated as of April 15, 1999 among ICON Health & Fitness, Inc., the lenders named therein, and General Electric Capital Corporation.
10.1D	Amended and Restated Credit Agreement dated as of April 16, 1999 among ICON Health & Fitness, Inc., the lenders named therein, and General Electric Capital Corporation.
10.2
First Amended and Restated Master Transaction Agreement dated as of October 12, 1994 among ICON Health and each of Weider Health and Fitness and Weider Sporting Goods, Inc. and each of Hornchurch Investments Limited, Bayonne Settlement, The Joe Weider Foundation, Ronald Corey, Jon White, William Dalebout, David Watterson, S. Fred Beck, Gary Stevenson and Scott Watterson.

10.3	Adjustment Agreement dated as of November 14, 1994 between Weider Health and Fitness and Health & Fitness.
10.4	10.4 Stockholder Agreement dated as of November 14, 1994 by and among ICON Health, IHF Holdings each of the Bain Funds named therein and certain other persons named therein.
10.4A	Registration Rights Agreement dated November 14, 1994 among ICON Health and IHF Holdings and Donaldson, Lufkin & Jenrette Securities Corporation and Bear, Stearns & Co.
10.5	Non-Competition Agreement dated as of November 14, 1994 among ICON Health, Weider Health and Fitness, Gary E. Stevenson and Scott R. Watterson.
10.6	Management and Advisory Agreement dated as of November 14, 1994 among ICON Health, IHF Holdings, the Company, and Bain Capital Partners IV, L.P.
10.7	Distribution Agreement dated as of September 26, 1994, as amended by letter of Ben Weider dated October 12,1994 between ICON Health and Weider Sports Equipment Co., Ltd.
10.8	Exclusive License Agreement dated as of November 14, 1994 among Weider Health and Fitness, Weider Sporting Goods, Inc., Weider Europe B.V., and Health & Fitness.
10.9	Canada Exclusive License Agreement dated as of November 14, 1994 between Weider Sports Equipment Co., Ltd. and Health & Fitness.
10.10	Employment Agreement dated as of November 14, 1994 among the Company, ICON Health, IHF Holdings and Gary E. Stevenson.
10.10B	Second Amendment to Employment Agreement dated as of May 17, 2003 among the Company, ICON Health, and HF Holdings and Gary E. Stevenson.
10.11	Employment Agreement dated as of November 14, 1994 among the Company, ICON Health, IHF Holdings and Scott R. Watterson.
10.11B	Second Amendment to Employment Agreement dated as of May 17, 2003 among the Company, ICON Health, and HF Holdings and Scott R. Watterson.

35 of 41

Exhibit Number	Description of Exhibit

10.12	Asset Option Agreement dated as of November 14, 1994 among Health & Fitness, Weider Sporting Goods, Inc. and Weider Europe B.V., including ICON Health's assignment of its rights thereunder.
10.13
Asset Option Agreement dated as of November 14, 1994 between ICON Health and each of Athletimonde Inc., Les Industries Rickbend Inc. and Fitquip International Inc., including ICON Health's assignment of its rights thereunder.

10.14
CanCo Management and Advisory Agreement dated as of November 14, by and among ICON Health, Scott Watterson, Gary E. Stevenson and Les Industries Rickbend Inc., Althletimonde Inc., and Fitquip International Inc., including Health & Fitness' assignment of rights thereunder.

10.15	Weider Europe Management Agreement dated as of November 14, 1994 among ICON Health and Weider Europe B.V., including Health & Fitness' assignment of its rights thereunder.
10.16	Amended and Restated WSG Management Agreement dated as of June 1, 1994 among ICON Health, Weider Health and Fitness and Weider Sporting Goods, Inc.
10.17	Advertising Space Contract dated as of November 14, 1994 between ICON Health and Weider Publications, Inc.
10.18	Trade Payables Agreement dated as of November 14, 1994 between ICON Health and IHF Holdings.
10.19	Tax Agreement dated as of November 14, 1994 among the Company and its subsidiaries.
10.20	The Company's Stock Subscription and Exchange Agreement dated as of November 14, 1994 among the Company and each of the Existing Stockholders named therein.
10.21	Warrant Agreement dated as of November 14, 1994 among IHF Capital, Weider Health and Fitness, Scott Watterson and Gary Stevenson.
10.22	Bain Stock Subscription Agreement dated as of November 14, 1994 among the Company and each of the Bain Funds and other subscribers named therein.
10.23	IHF Capital's Stock Subscription and Purchase Agreement dated as of November 14, 1994 among IHF Capital and the Subscribers named therein.
10.24	IHF Holdings Stock Subscription and Exchange Agreement dated as of November 14, 1994 among IHF Holdings and each of the persons named therein.
10.25	IHF Capital's Option Exchange Agreement dated as of November 14, 1994, among the Company, Scott Watterson and Gary Stevenson.
10.26	IHF Holdings Option Exchange Agreement dated as of November 14, 1994, among IHF Holdings, Scott Watterson and Gary Stevenson.
10.27	IHF Capital's Employee Stock Option Plan dated as of November 14, 1994.
10.27.1	Form of Option Certificate for Management Options.
10.27.2	Form of Option Certificate for Performance Options.
10.28	Agreement and Plan of Merger dated as of November 14, 1994 among ICON Health, American Physical Therapy, Inc., Weslo, Inc. and ProForm Fitness Products, Inc.
10.29	Promissory Note dated December 30, 1993 and a loan made by David Watterson in favor of ProForm Fitness Products, Inc. in the amount of $60,000.
10.30	Promissory Note dated December 30, 1993 and a loan, made by William Dalebout in favor of ProForm Fitness Products, Inc. in the amount of $57,000.
10.31	Promissory Note dated December 30, 1993 and a loan, made by Fred Beck in favor of ProForm Fitness Products, Inc. in the amount of $60,000.
10.32	Promissory Note dated December 30, 1993 and a loan, made by Jon White in favor of ProForm Fitness Products, Inc. in the amount of $57,000.
10.33	Sublease dated as of June 1, 1994 between Weider Health and Fitness and ProForm Fitness Products, Inc.
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

36 of 41

Exhibit Number	Description of Exhibit

10.35A
Supplemental Indenture dated as of March 20, 1995 between IHF Holdings, as Issuer, and Fleet Bank of Massachusetts, N.A., as Trustee, with respect to the $123,700,000 in aggregate principal amount at maturity of Discount Notes due 2004.

10.36	Registration Rights Agreement dated November 14, 1994 between ICON Health and Weider Health and Fitness with respect to the Senior Subordinated Notes due 2002.
10.37	Asset Purchase Agreement dated as of July 3, 1996 by and among IHF Capital, Inc. HealthRider Acquisition Corp. and HealthRider, Inc.
10.38	Asset Purchase Agreement for the purchase of certain assets of Parkway Manufacturing, Inc. dated July 3, 1996.
10.39	Buy-Out Agreement between HealthRider Acquisition Corp. and Parkway Manufacturing, Inc. dated August 26, 1996.
10.40	IHF Capital's 1996 Stock Option Plan.
10.41	WSE Asset Purchase Agreement dated September 6, 1996 between Weider Sports Equipment Co. Ltd. and ICON Health.
10.42	CanCo Asset Purchase Agreement, dated September 6, 1996 among ICON of Canada Inc., ICON Health, ALLFITNESS, Inc., Scott Watterson and Gary Stevenson.
10.43
Stock and Warrants Purchase Agreement, dated September 6, 1996 among IHF Capital, Inc., IHF Holdings, Inc., Weider Health & Fitness, Greyfriars Limited, Bayonne Settlement, Hornchurch Investments Limited, Ronald Corey, Bernard Cartoon, Ronald Novak, Eric Weider, Richard Bizarro, Robert Reynolds, Michael Carr, Thomas Deters, Barbara Harries and Zbigniew Kindella.

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
10.47
First Amendment to Stevenson Employment Agreement, dated September 6, 1996 to the Employment Agreement dated November 14, 1994 among ICON Health & Fitness, Inc., IHF Capital, Inc., IHF Holdings, Inc. and Gary Stevenson.

10.48
First Amendment to Watterson Employment Agreement, dated September 6, 1996 to the Employment Agreement dated November 14, 1994 among ICON Health & Fitness, Inc., IHF Capital, Inc., IHF Holdings, Inc. and Scott Watterson.

10.49
Weider Release, dated September 6, 1996 by Weider Health & Fitness, Weider Sports Equipment Co., Ltd., Weider Sporting Goods, Inc., Weider Europe, B.V., CANCO, Ben Weider, Eric Weider, Richard Renaud and the Weider Releasors.

10.50	ICON Release, dated September 6, 1996 made by ICON Health, IHF Capital, Inc., IHF Holdings, Inc., Scott Watterson, Gary Stevenson and the ICON Releasors.
10.51
Settlement Agreement, dated September 6, 1996 among ICON Health, IHF Capital, Inc., the Fund Investors, IHF Holdings, Inc., Weider Health & Fitness, Weider Sports Equipment, CANCO, Weider Sporting Goods, Inc., Weider Europe, B.V., and each of Ben Weider, Eric Weider, Richard Renaud, Gary Stevenson and Scott Watterson.

10.52	Escrow Agreement, dated September 6, 1996 among ICON Health, ICON of Canada, Inc., CANCO, Lapointe Rosenstein and Goodman Phillips of Vineberg.
10.53	Representation Agreement, dated September 6, 1996 between ICON Health and Ben Weider.
10.54	Letter Agreement regarding advertising space, dated September 6, 1996 between Weider Publications, Inc., and ICON Health.
10.55	Letters of Credit issued by Royal Bank of Canada to ICON Health dated September 5, 1996.
10.56	Letters of Credit issued by Royal Bank of Canada to ICON Health and ICON of Canada, Inc., dated September 5, 1996.

37 of 41

Exhibit Number	Description of Exhibit

10.57	Letter from Royal Bank of Canada to ICON of Canada, Inc., dated September 5, 1996, outlining terms of financing by Royal Bank of Canada in favor of ICON of Canada, Inc.
10.58	Letter Agreement dated September 6, 1996 among ICON Health, Ben Weider and Eric Weider regarding charitable contributions.
10.59	Deed of Sale.
10.65	Purchase Option Agreement.
21	Subsidiaries of the Company.
24	Powers of Attorney (included on signature page).
25	Statement of Eligibility of Fleet National Bank, Trustee.
27	Financial Data Schedules.
99.1	Form of Letter of Transmittal used in connection with the Exchange Offer.
99.2	Form of Notice of Guaranteed Delivery used in connection with the Exchange Offer.

38 of 41

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, ICON Health & Fitness, Inc. has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

ICON HEALTH & FITNESS, INC.

By: /s/ David J. Watterson

Name: David J. Watterson
Title: Chairman of the Board and Chief Executive Officer
Date: September 2, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

By:	/s/ David J. Watterson

David J. Watterson, Chairman of the Board of Directors
and Chief Executive Officer (Principal Executive Officer)
Date: September 2, 2005

By:	/s/ S. Fred Beck

S. Fred Beck, Vice President, Chief Financial
and Accounting Officer, and Treasurer
Date: September 2, 2005

By:	/s/ Lester W.B. Moore

Lester W.B. Moore, Director
Date: September 2, 2005

By:	/s/ W. Steve Albrecht

W. Steve Albrecht, Director
Date: September 2, 2005

By:	/s/ Stan Tuttleman

Stan Tuttleman, Director
Date: September 2, 2005

By:	/s/ Gregory Benson

Gregory Benson, Director
Date: September 2, 2005

39 of 41

ICON Health & Fitness, Inc.

Consolidated Financial Statements

May 31, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
ICON Health & Fitness, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of ICON Health & Fitness, Inc. and its subsidiaries at May 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Salt Lake City , Utah
September 1, 2005

ICON Health & Fitness, Inc.
Consolidated Balance Sheet
(expressed in thousands)

	May 31,	May 31,
	2005	2004

ASSETS
Current assets
Cash	$5,397	$5,122
Accounts receivable, net	123,457	174,315
Inventories, net	158,582	171,906
Deferred income taxes	746	6,974
Income tax receivable	25,610	-
Other current assets	10,083	13,067
Current assets of discontinued operations	9,542	62,070

Total current assets	333,417	433,454

Property and equipment, net	77,329	56,663
Goodwill	5,719	5,074
Intangible assets, net	25,976	33,607
Deferred income taxes	83	6,309
Other assets, net	18,191	23,388

	$460,715	$558,495

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities
Current portion of long-term debt	$134,240	$135,879
Accounts payable	143,444	135,946
Accrued expenses	30,452	30,811
Income taxes payable	21	574
Interest payable	7,576	7,544
Current liabilities of discontinued operations	8,473	10,998

Total current liabilities	324,206	321,752

Long-term debt	153,263	153,111
Other liabilities	17,370	12,797

	494,839	487,660

Minority interest	5,137	3,500

Commitments and contingencies (notes 8 and 13)

Stockholder's equity (deficit)
Common stock and additional paid-in capital	204,155	204,155
Receivable from parent	(2,200)	(2,200)
Accumulated deficit	(243,850)	(133,863)
Accumulated other comprehensive income (loss)	2,634	(757)

Total stockholder's equity (deficit)	(39,261)	67,335

	$460,715	$558,495

The accompanying notes are an integral part of the consolidated financial statements

ICON Health & Fitness, Inc.
Consolidated Statement of Operations and Comprehensive Income (Loss)
(expressed in thousands)

For the Year Ended May 31,

2005	2004	2003

Net sales	$898,092	$992,184	$928,962
Cost of sales	670,444	674,155	634,091

Gross profit	227,648	318,029	294,871

Operating expenses:
Selling	149,845	149,063	133,024
Research and development	12,349	12,840	10,808
General and administrative	102,835	85,904	70,962

Total operating expenses	265,029	247,807	214,794

Income (loss) from operations	(37,381)	70,222	80,077

Interest expense	27,833	25,050	25,105
Amortization of deferred financing fees	1,108	872	1,267

Income (loss) before income tax	(66,322)	44,300	53,705
Provision for income tax	12,371	17,830	21,182

Income (loss) before minority interest	(78,693)	26,470	32,523
Minority interest in net loss of consolidated subsidiary	363	-	-

Income (loss) from continuing operations	(78,330)	26,470	32,523

Discontinued operations:
Loss from discontinued operations, net of tax benefit
of $19,403 in fiscal 2005, $1,888 in fiscal 2004 and
$3,575 in fiscal 2003	(31,657)	(3,081)	(5,834)

Net income (loss)	(109,987)	23,389	26,689

Other comprehensive income (loss), comprised of foreign currency translation adjustment, net of income tax expense of $2,078 in 2005,tax benefit of $240 in 2004 and net of income tax expense of $883 in 2003	3,391	(392)	1,440

Comprehensive income (loss)	$(106,596)	$22,997	$28,129

The accompanying notes are an integral part of the consolidated financial statements.

ICON Health & Fitness, Inc.
Consolidated Statement of Stockholder's Equity (Deficit)
(expressed in thousands, except share amounts)

Common Stock and Additional Paid in Capital
Shares	Amount	Receivable From Parent	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Stockholders's Equity (Deficit)

Balance at May 31, 2003	1000	$204,155	$(2,200)	$(157,252)	$(365)	$44,338

Other comprehensive loss	-	-	-	-	(392)	(392)
Net income	-	-	-	23,389	-	23,389

Balance at May 31, 2004	1000	204,155	(2,200)	(133,863)	(757)	67,335

Other comprehensive income	-	-	-	-	3,391	3,391
Net income	-	-	-	(109,987)	-	(109,987)

Balance at May 31, 2005	1000	$204,155	$(2,200)	$(243,850)	$2,634	$(39,261)

The accompanying notes are an integral part of the consolidated financial statements.

ICON Health & Fitness, Inc.
Consolidated Statement of Cash Flows
(expressed in thousands)

For the Year Ended May 31,
2005	2004	2003

OPERATING ACTIVITIES:
Net income	$(109,987)	$23,389	$26,689
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Provision for deferred taxes	10,376	3,399	306
Amortization of deferred financing fees	1,108	872	1,267
Amortization of debt discount	160	199	73
Loss on disposal of fixed assets	144	26	-
Loss allocated to minority interest	(363)	-	-
Depreciation and amortization	25,411	20,759	18,455
Changes in operating assets and liabilities net of acquisitions:
Accounts receivable, net	50,858	(22,291)	(20,382)
Inventories,net	13,324	(26,784)	(26,679)
Other assets, net	7,246	(5,281)	10,327
Accounts payable and accrued expenses	8,518	19,556	17,879
Income taxes payable	(25,057)	(3,654)	(1,193)
Interest payable	32	60	4,439
Other liabilities	3,593	398	1,980

Net cash provided by (used in) operating activities	$(14,637)	$10,648	$33,161

INVESTING ACTIVITIES:
Purchase of property and equipment, net	(20,832)	(14.801)	(16,952)
Purchase of property and equipment-China	19,141)	(8,987)	-
Purchase of intangible assets	(2,512)	(16,213)	(4,872)
Acquisitions, net of cash acquired	71	-	-
Proceeds from sale of property and equipment	-	-	19

Net cash used in investing activities	$(42,414)	$(40,001)	$(21,805)

FINANCING ACTIVITIES:
Borrowings (payments) on revolving credit facility, net	12,103	49,566	(6,749)
Payments on other long-term debt	-	(7)	(29)
Payments on April 2002 term notes	(13,750)	(5,000)	(5,000)
Payment of fees-debt portion	(852)	(34)	(481)
Minority interest	2,000	3,500	-

Net cash provided by (used in) financing activities	$(499)	$48,025	$(12,259)

DISCONTINUED OPERATIONS:
Change in assets and liabilities from discontinued operations	52,356	(17,568)	(1,543)

Effect of exchange rates on cash	5,469	(632)	2,323

Net increase (decrease) in cash	275	472	(123)
Cash, beginning of period	5,122	4,650	4,773

Cash, end of the period	$5,397	$5,122	$4,650

The accompanying notes are an integral part of these financial statements

ICON Health & Fitness, Inc.
Notes to the Consolidated Financial Statements at May 31, 2005

1.	BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Basis of Presentation

The consolidated financial statements include the accounts of ICON Health & Fitness, Inc., and its wholly owned subsidiaries ("the Company"). At May 31, 2005 and 2004, the Company was a wholly owned subsidiary of HF Holdings, Inc. ("HF Holdings" or the "Parent").

The results of operations for any quarter or a partial fiscal year period or for the periods presented are not necessarily indicative of the results to be expected for other periods or the full fiscal year

Description of Business

The Company is principally involved in the development, manufacturing and distribution of home fitness equipment. The Company's revenues are derived from the sale of various aerobic and anaerobic fitness product lines in domestic and foreign markets. Because product life cycles can be short in the fitness industry, the Company emphasizes new product innovation and product repositioning. The Company primarily sells its products to retailers and, to a limited extent, to end-users through direct response advertising efforts and retail outlets.

2.	SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Cash

At May 31, 2005, substantially all of the Company's cash is held by two banks located in Illinois and Massachusetts. The Company does not believe that as a result of this concentration it is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships.

Inventories

Inventories consist primarily of raw materials (principally parts and supplies) and finished goods, and are valued at the lower of cost or market. Cost is determined using standard costs which approximate the first-in, first-out (FIFO) method.

Property and Equipment

Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets. Expenditures for renewals and improvements are capitalized, and maintenance and repairs are charged to expense as incurred.

Goodwill and intangible Assets

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 specifies criteria that must be met in order for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized; but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company adopted the provisions of SFAS No. 141 immediately and SFAS No. 142 effective June 1, 2002. The Company completed an impairment evaluation of its goodwill as of May 31, 2005 and 2004. No impairment was identified.

Intangible assets other than goodwill are recorded at cost and are amortized on a straight-line basis over the following estimated useful lives:

Patents, license agreements and trademarks	5-20 years
Other	2-3 years

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of long-lived assets may not be recoverable. The carrying value of a long-lived asset is considered impaired when the anticipated cumulative undiscounted cash flows from that asset are less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset, which is generally based on discounted cash flows. As a result of its review, the Company does not believe that as of May 31, 2005 and 2004, any impairment exists related to its long-lived assets.

Deferred Financing Costs

The Company deferred certain debt issuance costs relating to the establishment of the New 2002 Credit Facilities and the issuance of the 11.25% Notes as part of the April 2002 Refinancing (see Note 8). These costs are capitalized in other long-term assets and are being amortized using the effective interest method.

Advertising Costs

The Company expenses the costs of advertising as incurred, except for the cost of direct response advertising, which is capitalized and amortized over its expected period of future benefit, generally twelve months. Direct response advertising costs consist primarily of costs to produce infomercials for the Company's products. At May 31, 2005 and 2004, $1,009,000 and $1,511,000, respectively, of capitalized advertising costs were included in other current assets. For the fiscal years ended May 31, 2005, 2004 and 2003, total advertising expense was approximately $23,533,000, $41,083,000 and $30,743,000 respectively.

Revenue Recognition

The Company’s revenue recognition policy follows SEC Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition in Financial Statements” and Emerging Issues Task Force Abstract 00-21, “Revenue Arrangements with Multiple Deliverables.” Specifically, the Company recognizes product revenue when persuasive evidence of an arrangement exists, the product has been shipped, title has transferred, collectibility is reasonably assured, fees are fixed or determinable and there are no uncertainties with respect to customer acceptance. The Company records a provision for estimated sales returns in the same period as the related revenues are recorded which is netted against revenue. These estimates are based on historical sales returns, other known factors and the Company’s return policy. If future sales returns differ from the historical data the Company uses to calculate these estimates, changes to the provision may be required.

The Company’s return policy accepts returns for defective products up to 90 days after the sale. If defective products are returned, it is the Company’s agreement with the Company’s customers that the Company cure the defect and reships the product. It is the Company’s policy that when the product is shipped, the Company make an estimate of any potential returns or allowances.

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the failure of the Company’s customers to make required payments. When the Company becomes aware, subsequent to delivery, of a customer’s potential inability to meet its obligations, the Company records a specific allowance for doubtful accounts. For all other customers, the Company records an allowance for doubtful accounts based on the length of time the receivables are past due. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. This may be magnified due to the concentration of the Company’s sales to a limited number of customers.

The Company accounts for payments to retailers for customer programs, such as cooperative subsidy programs, in accordance with EITF Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products.” Under these guidelines, the Company classifies such costs as a selling expense if it receives an identifiable benefit in exchange and can reasonably estimate the fair value of the identifiable benefit received, otherwise such costs are recorded as a reduction to sales.

Concentration of Credit Risk

The primary financial instruments which potentially expose the Company to concentration of credit risk include trade accounts receivable. To minimize this risk, ongoing credit evaluations of customers' financial condition are performed and reserves are maintained; however, collateral is not required. A significant portion of the Company's sales are made to Sears Roebuck ("Sears"). Sears accounted for approximately 40.4%, 39.0% and 39.0% of the total net sales for the fiscal years ended May 31, 2005, 2004 and 2003, respectively. Accounts receivable from Sears accounted for approximately 37.5% and 37.0% of gross accounts receivable at May 31, 2005 and 2004, respectively. The Company is not the exclusive supplier of home fitness equipment to any of its major customers. The loss of, or a substantial decrease in the amount of purchases by, or a write-off of any significant receivable due from, any of its major customers would have a material adverse effect on the Company's business and financial statements.

Research and Development Costs

Research and product development costs are expensed as incurred. Research and development activities include the design of new products and product enhancements, and are performed by both internal and external sources.

Income Taxes

The Company calculates income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company’s financial statements and tax returns. Valuation allowances are established when necessary to reduce deferred tax assets, including temporary timing differences and net operating loss carryforwards, to the amount expected to be realized in the future. Deferred assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. As of May 31, 2005, the Company has recorded a $41.7 million valuation allowance against the Company’s net deferred tax asset. While changes in the valuation allowance have no effect on the amount of income tax the Company pays or on the Company’s cash flows, the effects on the Company’s reported net income (loss) and stockholder's equity may be viewed by some investors and potential lenders as significant.

Due to the numerous variables associated with the Company’s judgments, assumptions and estimates relating to the valuation of the Company’s deferred tax assets, and the effects of changes in circumstances affecting these valuations, both the precision and reliability of the resulting estimates are subject to substantial uncertainties and, as additional information becomes known, the Company may change the Company’s estimates significantly.

Foreign Operations

Assets and liabilities of the Company's European and Canadian subsidiaries are translated into U.S. dollars at the applicable rates of exchange at each period end. The Company's foreign transactions are primarily denominated in Canadian dollars and the Euro and transactions with foreign entities that result in income and expense for the Company are translated at the weighted average rate of exchange during the period. Translation gains and losses are reflected as a separate component of other comprehensive income (loss). Transaction gains and losses are recorded in the consolidated statements of operations and comprehensive income (loss) and were not material in the fiscal years ended May 31, 2005, 2004 and 2003. For the fiscal years ended May 31, 2005, 2004 and 2003, the Company's foreign operations represented less than 15% of the Company's net sales and effects of exchange rate changes did not have a material impact on the Company's net income (loss).

Warranty Reserves

The Company maintains a warranty accrual for estimated future warranty obligations based upon the relationship between historical and anticipated costs and sales volumes. If actual warranty expenses are greater than those projected, additional reserves and other charges against earnings may be required. If actual warranty expenses are less than projected, prior reserves could be reduced providing a positive impact on the Company's reported results. The following table provides a reconciliation of the changes in the Company's product warranty reserve (table in thousands):

Years Ended May 31,
2005	2004	2003

Warranty Reserve:
Balance at beginning of year	$2,838	$2,639	$1,290
Additions:
Charged to costs and expenses	789	199	1,349
Deductions:
Reduction in reserve	-	-	-

Balance at end of year	$3,627	$2,838	$2,639

Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value disclosures for financial instruments:

      The carrying amounts reported in the balance sheet for accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short-term maturity of these financial instruments.

      11.25% Notes - fair value equals quoted market price.

      Other long-term debt - fair value approximates carrying value due to variable rates associated with this debt.

The carrying amounts and fair values of long-term debt at May 31, 2005 and 2004 were as follows (table in thousands):

2005	2005	2004	2004

Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

11.25% Notes	$153,263	$118,188	$153,111	$168,950
Other Long Term Debt	$134,240	$134,240	$135,879	$135,879

Stock-Based Compensation Plans

The Company accounts for employee stock-based compensation arrangements in accordance with provisions of Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recognized for options granted to employees under its fixed stock option plan.

On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 148 requires more prominent and frequent disclosures about the effects of stock-based compensation, which the Company has adopted for the period ending May 31, 2005. As permitted by SFAS No. 148, the Company will continue to account for its stock based compensation according to the provisions of APB No. 25.

Had compensation cost for the Company's stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, the Company's net income (loss) would have been as follows (table in thousands):

Years Ended May 31,
2005	2004	2003

Net income (loss) as reported	$(109,987)	$23,389	$26,689
less:
Total stock based employee
compensation expense determined
under fair value based method for all
awards, net of related tax effects	-	-	28

Pro forma net income	$(109,987)	$23,389	$26,661

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the period presented. Actual results could differ from those estimates.

New Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) revised SFAS No. 123, “Accounting for Stock-Based Compensation”. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) is effective as of the beginning of the first annual reporting period that begins after December 31, 2005, or the Company’s first quarter of fiscal 2007. The Company is evaluating the impact of the adoption of SFAS No. 123(R) on the financial statements.

In December 2004, the FASB issued Staff Position No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” The Staff Position clarifies that the tax deduction for the qualified domestic production activities provided by the American Jobs Creation Act of 2004 (the “Act”) should be accounted for as a special deduction under FAS 109 as opposed to a tax-rate deduction. The phase-in of the tax deduction begins with qualifying production activities for the year ending December 31, 2005. The Act replaces the extraterritorial income (ETI) tax incentive with a domestic manufacturing deduction. The Company has not determined the impact of this pronouncement at this time.

In March 2004, the FASB issued Emerging Issues Task Force Issues No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF No. 03-1”), which provides guidance for assessing impairment losses on debt and equity investments. Additionally, EITF No. 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF No. 03-1; however, the disclosure requirements remain effective and we have adopted them. The Company does not expect the effect of implementing EITF No. 03-1, when final guidance is released, to have a material impact on its financial statements.

In March 2005, the FASB issued Financial Interpretation Number (FIN) 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS 143 (Asset Retirement Obligations)". FIN 47 addresses diverse accounting practices that have developed with regard to the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity should have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective for fiscal years ending after December 15, 2005. The Company has not determined the impact that the adoption of FIN 47 will have on its consolidated financial position, results of operations or cash flows.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — An Amendment of Accounting Research Bulletin No. 43 (ARB No. 43), Chapter 4,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). The Company is required to adopt SFAS No. 151 in fiscal year 2007 and the results of its adoption are still being assessed.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 also eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 153 will have a significant impact on the Company’s results of operations or financial position.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” This statement replaces APB No. 20 and SFAS No. 3 and changes the requirements for the accounting for and reporting of a change in accounting principle. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 will have a significant impact on its results of operations or financial position.

Reclassifications

Certain balances of the prior years have been reclassified to conform to the current year's presentation. These reclassifications had no effect on net income or total assets.

3.	ACCOUNTS RECEIVABLE

Accounts receivable, net, consist of the following (table in thousands):

May 31,
2005	2004

Trade accounts receivable	$135,118	$183,614
Less:
Allowance for doubtful
accounts, advertising discounts
and credit memos	(11,661)	(9,299)

Accounts receivable, net	$123,457	$174,315

4.	INVENTORIES

Inventories, net, consist of the following (table in thousands):

May 31,
2005	2004

Raw materials (parts and supplies)	$61,408	$67,824
Finished goods	97,174	104,082

Total inventories	$158,582	$171,906

5.	PROPERTY AND EQUIPMENT

Property and equipment, net, consist of the following (table in thousands):

Estimated Useful Lives	May 31,
(Years)	2005	2004

Land	-	$3,911	$3,884
Buildings and improvements	up to 31	47,789	28,699
Equipment and tooling	3-7	88,903	77,533

	140,603	110,116
Less:
Accumulated depreciation and amortization	(63,274)	(53,453)

Property and equipment, net	$77,329	$56,663

For the fiscal years ended May 31, 2005, 2004 and 2003, the Company recorded depreciation and amortization expense of $15,050,000, $14,158,000, and $12,451,000, respectively.

6.	GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets, net, consist of the following (table in thousands):

May 31, 2005	May 31, 2004

Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net

Goodwill	$5,719	$-	$5,719	$5,074	$-	$5,074
Trademarks	26,516	(12,976)	13,540	26,516	(10,669)	15,847
License agreements	11,400	(5,023)	6,377	11,400	(835)	10,565
Other	21,070	(15,011)	6,059	18,558	(11,363)	7,195

Total	$64,705	$(33,010)	$31,695	$61,548	$(22,867)	$38,681

Amortization expense related to intangible assets for the fiscal years ended May 31, 2005, 2004 and 2003 was $10,361,000, $6,601,000, and $6,004,000, respectively. Approximately $5,245,000 of the goodwill at May 31, 2005 is tax deductible in future periods. Estimated amortization expense for years ending after May 31, 2005 is as follows (table in thousands):

Year Ending May 31,

2006	$7,611
2007	4,018
2008	2,741
2009	1,273
2010	1,936
Thereafter	8,397

$25,976

7.	OTHER ASSETS

Other assets, net, consist of the following (table in thousands):

May 31,
2005	2004

Deferred financing costs, net	$7,044	$7,518
Long-term receivables,net	410	820
Long-term portion of trade receivables	1,577	7,452
Deferred compensation	8,272	6,723
Other	888	875

Other assets, net	$18,191	$23,388

At May 31, 2005 and 2004, deferred financing costs are net of accumulated amortization of $3,418,000 and $2,310,000 respectively.

As of May 31, 2005 and 2004, long-term receivables consisted of receivables whose collection were not considered to be current because the customer was in bankruptcy and whose carrying values had been written down to net realizable value. At May 31, 2005 and 2004 there were no allowance for doubtful accounts on long-term receivables.

As of May 31, 2005, the long-term portion of trade receivables consists of the long-term portion of receivables from direct response sales. The allowance for doubtful accounts related to the long-term portion of these receivables is not significant.

8.	LONG-TERM DEBT

Long-term debt consists of the following (table in thousands):

May 31,
2005	2004

2002 Revolver	$122,770	$122,129
Revolver China	11,470	-
2002 Term loan	-	13,750
11.25% Senior Subordinated Notes,
face amount $155,000, net of
unamortized discount of $1,737
and $1,889 at May 31, 2005 and 2004	153,263	153,111

	287,503	288,990
Less current portion	(134,240)	(135,879)

Long-Term Debt	$153,263	$153,111

Liquidity

The Company incurred a net loss and negative operating cash flows during fiscal 2005. The Company has been able to satisfy its needs for working capital and capital expenditures, due in part to its ability to access adequate financing arrangements. The company expects that operations will continue, with the realization of assets and discharge of current liabilities in the ordinary course of business.

The Company believes that its existing cash and credit facilities at May 31, 2005 are adequate to fund its operations through May 31, 2006. If the Company fails to achieve its planned revenues, costs and working capital objectives, management believes it has the ability to curtail capital expenditures and reduce costs to levels that will be sufficient to enable the Company to meet its cash requirements through May 31, 2006.

However, demand for the Company’s products and timing of cost reductions are difficult to project. The Company is continuing to evaluate its current capital structure and may investigate alternative sources of financing. Alternative sources of financing may not be available if required or, if available, may not be on satisfactory terms. If the Company is unable to obtain alternative financing on satisfactory terms, it would have a material adverse effect on the Company’s business, and the Company would be required to curtail capital spending, further reduce expenses, and otherwise modify its planned operations.

The 2002 Credit Agreement

On October 11, 2004, the Company amended its credit agreement (the “Amended Credit Agreement” or “Credit Facility”) with a syndicate of banks and financial services companies. The Amended Credit Agreement increases the amount available from $210 million to $275 million. In addition, the remaining balance on the term note with accrued interest (approximately $12.5 million) is converted to and becomes a part of the revolver balance. At the Company's option, revolving credit advances bear interest at either (a) a floating rate equal to the Index Rate plus the applicable margin of 1.375% or (b) a floating rate equal to the LIBOR rate plus the applicable margin of 2.75%. If the Company meets certain fixed charge coverage ratios, the applicable margins have lower rates. The Amended Credit Agreement waives any violation of financial covenants for the first quarter of fiscal 2005 and eliminates those financial covenants going forward. The Amended Credit Agreement also provides for the formation of certain Chinese sales corporations to facilitate doing business in China.

Outstanding borrowings under the Credit Facility are based on a percentage of eligible accounts receivable and inventory with a property plant and equipment over advance. All loans under the Credit Facility are collateralized by a first priority security interest in all of the existing and subsequently acquired assets of the Company and its domestic and Canadian subsidiaries, subject to specified exceptions, and a pledge of 65% of the stock of the Company’s first-tier foreign subsidiaries. All loans are cross-collateralized and contain cross default provisions.

All of the outstanding common stock of the Company, owned by HF Holdings, has been pledged to the lenders under the Credit Facility. If the Company were to default under the Credit Facility, the lenders would foreclose on the pledge and take control of the Company.

The Company is also required to maintain a lockbox arrangement whereby remittances from its customers reduce the borrowings outstanding under the Credit Facility. The Credit Facility also contains a Material Adverse Effect ("MAE") clause which grants the agent and lenders having more than 66 and 2/3% of the commitment or borrowings the right to block, and serves as a condition for, the Company's requests for future advances. EITF Issue 95-22 "Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lockbox Arrangement" requires borrowings under credit agreements with these two provisions to be classified as current obligations. Accordingly, the Company has classified the outstanding borrowings under the Credit Facility as a short-term liability.

The Company does not believe that any of these MAE's have occurred or in the ordinary course of business can reasonably be expected to occur based upon its history and its relationship with the Credit Facility lenders. The Company intends to manage the Credit Facility as long-term debt with a final maturity date in 2007, as provided for in the Amended Credit Agreement. A subsequent amendment was signed on December 21, 2004 relating to funding the China facility.

On April 7, 2005 the Company obtained an amendment to the Amended Credit Agreement that, removes the cap on borrowings by the Company's Chinese manufacturing affiliate from local lenders, allows for limited recourse financing for institutional customers, and provides consent for the anticipated sale of the majority of Jumpking's remaining assets. The Company has also obtained written waivers from the agent and Credit Facility lenders to, correct an erroneous borrowing base certificate of December 25, 2004, acknowledge Jumpking’s sale of certain spa assets pursuant to the Asset Purchase Agreement dated January 10, 2005 between the Company and Keys Backyard, LLP ("Keys"), waive violation of the Amended Credit Agreement related to recourse financing obtained by institutional customers, waive violation of the Amended Credit Agreement for failure to adequately notify the Credit Facility lenders of the recall of trampolines and trampoline enclosures and consent to change the name of the Company's wholly owned subsidiary from ICON China OS, Inc. to World Fitness Sales.

China Revolver

The Foreign Subsidiary (Note 13) entered into a credit agreement with the Bank of China. The total sum of the facility is 150.0 million RMB or approximately $17.3 million as of May 31, 2005. The term of the facility is from April 19, 2005 to April 18, 2006. The annual interest is computed on the six-month LIBOR plus 0.85% for U.S. dollar amounts and 4.6989% for RMB amounts. The Foreign Subsidiary also entered into an agreement with Xiamen International Bank. The terms of the agreement include a revolver of $13.0 million or the equivalent RMB. The term of the facility is from April 9, 2005 to April 8, 2006. The annual interest is computed on the three-month LIBOR plus 0.89% for U.S. dollar amounts and 4.698% for RMB amounts. As of May 31, 2005 the Foreign Subsidiary had $11.4 million borrowings outstanding on the Bank of China credit facility and no borrowings outstanding on the Xiamen International Bank credit facility.

11.25% Senior Subordinated Notes

The 11.25% Notes are due April 2012. The 11.25% Notes were issued with a face principal amount of $155 million at a price of 98.589%. Interest is due January 1 and July 1 of each year, beginning on July 1, 2003. The 11.25% Notes are redeemable for a premium of between 1% and 5.625% anytime after April 2007, as outlined in the indenture. Up to 35% of the 11.25% Notes can be redeemed prior to April 1, 2005 at an 11.25% premium. The 11.25% Notes are guaranteed on an unsecured, senior subordinated basis by the Company's existing and future domestic subsidiaries.

The 11.25% Notes contain certain restrictive covenants that, among other things, limit the ability of the Company and its subsidiaries to incur additional debt, pay dividends or make other distributions, make investments, dispose of assets, issue capital stock of subsidiaries, enter into mergers or consolidations or sell all, or substantially all, of their assets.

The table below reflects the scheduled principal payment terms of the Company's long-term debt (table in thousands):

Year Ending May 31,

2006	$-
2007	134,240
2008	-
2009	-
2010	-
Thereafter	155,000

289,240
Unamortized debt discount	(1,737)

$287,503

9.	STOCKHOLDER'S EQUITY

The Company has 3,000 shares of $.01 par value common stock authorized and 1,000 shares issued and outstanding.

During the fiscal year ended May 31, 2000, the Company established a new Junior Management stock option plan (the "Plan") and issued 333,300 options to purchase common stock of HF Holdings with an exercise price of $5.83 to members of the Plan. These options have a ten-year life, 25% vested immediately and the balance vests in 25% increments on each anniversary of the grant date. The following table summarizes activity under the Plan for the fiscal years ended May 31, 2005, 2004 and 2003:

Year Ended May 31,

2005	2004	2003

Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	333,300	$5.83	333,300	$5.83	333,300	$5.83
Granted	-	-	-	-	-	-
Expired	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Forfeited	-	-	-	-	-	-

Outstanding at End of year	333,300	$5.83	333,300	$5.83	333,300	$5.83

Exercisable options at end of year	333,300	333,300	333,300

Weighted average fair market value of options granted during year	-	-	-

The following table summarizes information about stock options outstanding at May 31, 2005:

Options Outstanding	Options Exercisable

Range of Exercise Prices	Numbers Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$5.83	333,300	4.3	$5.83	333,300	$5.83

The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) risk-free interest rate of 6.00%; (2) expected life of five years; (3) dividend yield of zero; and (4) a volatility of zero.

10.	INCOME TAXES

The provision for income taxes consists of the following (table in thousands):

Year Ended May 31,

2005	2004	2003

Current:
Federal	$(18,376)	$9,086	$12,453
State	(1,575)	779	1,067
Foreign	2,543	2,678	3,781

Total current	(17,408)	12,543	17,301

Deferred:
Federal	9,175	2,450	346
State	786	210	30
Foreign	415	739	(70)

Total deferred	10,376	3,399	306

Total provision for income tax	$(7,032)	$15,942	$17,607

The components of the Company's income before income taxes are as follows (table in thousands):

Year Ended May 31,

2005	2004	2003

Domestic	$(69,599)	$37,878	$49,353
Foreign	3,277	6,422	4,352

$(66,322)	$44,300	$53,705

The provision for income tax differs from the amount computed by applying the statutory federal income tax rate to income before taxes as follows:

Year Ended May 31,

2005	2004	2003

Statutory federal income tax rate	35%	35%	35%
State tax provision	3	3	3
Provision for (benefit from) Internal Revenue Service adjustment	-	-	2
Foreign income taxes	(2)	9	3
Foreign tax credit	(4)	(9)	(3)
Valuation allowance	(26)	-	-
Other	-	2	-

Provision for income taxes	6%	40%	40%

At May 31, 2005 and 2004, the net deferred tax asset consists of the following (table in thousands):

May 31,
2005	2004

Deferred tax assets:
Foreign net operating loss carryforwards	$11,905	$10,030
Expenses capitalized for income tax purposes	9,520	10,140
Reserves and allowances	6,698	5,373
Discontinued operations	6,222	-
Foreign tax credit carryforwards	4,638	-
Domestic, net operating loss carryforwards	3,302	-
Deferred compensation plan	2,924	2,555
Uniform capitalization of inventory	1,660	1,598
Other	2,667	1,858

Total deferred tax assets:	49,536	31,554

Deferred tax liabilities:
Property and equipment	4,778	6,979
Other	2,275	2,001

Total deferred tax liabilities:	7,053	8,980

Valuation allowance	(41,654)	(9,291)

Net deferred tax asset	$829	$13,283

In February 2002, the Internal Revenue Service ("IRS") completed an examination of the Company's taxable years ended May 31, 1997, 1996 and 1995. In May 2003, the examination report was approved by the Congressional Joint Committee. As a result of this examination, approximately $35.0 million of previously deducted expenses for tax purposes were capitalized during the fiscal year ended May 31, 2002 and are currently being amortized over fifteen years. These adjustments created a long-term deferred tax asset of approximately $11.5 million.

The Company calculates income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company’s financial statements and tax returns. Valuation allowances are established when necessary to reduce deferred tax assets, including temporary timing differences and net operating loss carryforwards, to the amount expected to be realized in the future. Deferred assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. As of May 31, 2005, the Company has recorded a $41.7 million valuation allowance against the Company’s net deferred tax asset. During the year ended May 31, 2005 the Company increased its valuation allowance by $32.4 million. Accounting guidelines suggest that when a company has a cumulative loss over a three-year period that a valuation allowance should be provided. Although the Company had income in two of the last three years, the loss in the third year exceeded the cumulative income in the prior two years.

Due to the numerous variables associated with the Company’s judgments, assumptions and estimates relating to the valuation of the Company’s deferred tax assets, and the effects of changes in circumstances affecting these valuations, both the precision and reliability of the resulting estimates are subject to substantial uncertainties and, as additional information becomes known, the Company may change the Company’s estimates significantly.

11.	DISCONTINUED OPERATIONS

During the second quarter of fiscal 2005, management determined that the Company’s JumpKing, Inc. (“JumpKing”) subsidiary would discontinue manufacturing, marketing and distributing all outdoor recreational equipment (“outdoor recreational equipment operations”) which includes trampolines, spas and other non-exercise related products. The outdoor recreational equipment operations have been classified as a discontinued operation and its expenses are not included in the results of continuing operations. The results of operations in fiscal 2005 for the outdoor recreational equipment operations have been reclassified to loss from discontinued operations. As of May 31, 2005, the Company has approximately $19.9 million of assets that have been written down to $9.5 million which consist of inventory of approximately $12.5 million written down to $3.3 million, fixed assets of approximately $1.3 million written down to $1.1 million and accounts receivable of $5.1 million that remained at its stated value. The loss from operations, net of tax, for the outdoor recreational equipment was $31.7 million, $3.1 million and $5.8 million for the fiscal years ended May 31, 2005, 2004 and 2003, respectively. The Company expects to complete this discontinuation of our outdoor recreational operations by the second quarter of fiscal 2006. The outdoor recreational equipment operations were not part of the Company’s core business operations or strategic focus. The Company in the process of finding a buyer for the remaining assets. The outdoor recreational operations were not making a positive contribution to the Company's earnings and also required a substantial investment in working capital.

In conjunction with the discontinuance of outdoor recreational equipment operations, the Company performed an evaluation of long-lived assets pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets” (“SFAS 144”) and determined that certain of the manufacturing fixed assets were subject to an impairment loss of approximately $0.2 million.

On January 10, 2005, the Company sold its spa business comprising a portion of the Company’s JumpKing subsidiary to Keys Backyard, L.P.(“Keys”). The assets sold included all inventory, equipment, business records and customer contracts associated with the spa business. In addition, the Company sold a license for the use of trade names to Keys over a period of three years and subleased a portion of JumpKing's facility for the continued manufacturing by Keys. Keys paid approximately $4.5 million consisting of $1.0 million in cash and a note payable of $3.5 million over one year. In June of 2005, Keys made a payment of $3.0 million in cash to satisfy the $3.5 million note. Keys is obligated to pay additional amounts associated with the license of trade names calculated as 1.5% of the gross selling price for the Spa Business products sold by Keys over the three year licensing period.

The following is a summary of the Company's discontinued operations as of May 31, 2005 and 2004 and the comparative operating information for the fiscal years ended May 31, 2005, 2004 and 2003 (table in thousands):

For the Year Ended May 31,

2005	2004	2003

Gross profit	$(9,307)	$20,039	$13,550
Selling expenses	(20,974)	(16,725)	(11,314)
Research and development	(588)	(1,141)	(841)
General and administrative	(7,272)	(7,142)	(10,804)
Impariment loss	(166)	-	-
Loss on inventory	(9,202)	-	-
Loss on lease	(3,551)	-	-
Income tax benefit	19,403	1,888	3,575

$(31,657)	$(3,081)	$(5,834)

The assets and liabilities of the discontinued operations consisted of the following (table in thousands):

As of May 31,
2005	2004

ASSETS
Current assets:
Trade accounts receivable	$5,179	$36,183
Assets held for sale:
Inventory	3,282	24,022
Property plant and equipment	1,081	1,865

Total assets of discontinued
operations	$9,542	$62,070

LIABILITIES
Current liabilities:
Trade accounts payable	$-	$10,998
Accrued liabilities	6,487	-
Reserves	1,986	-

Total liabilities of discontinued
operations	$8,473	$10,998

12.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW

The following table illustrates the cash paid during the period for listed items (table in thousands):

Year Ended May 31,

2005	2004	2003

Interest	$27,801	$24,990	$20,666
Income taxes, net	$11	$9,381	$9,813

13.	COMMITMENTS AND CONTINGENCIES

Leases

The Company has noncancellable operating leases, primarily for warehouse and production facilities and computer and production equipment, that expire over the next five years. These leases generally contain renewal options for periods ranging from three to five years and require the Company to pay all executory costs such as maintenance and insurance. Future minimum payments under noncancellable operating leases consist of the following (table in thousands):

Year Ending May 31,

2006	$15,948
2007	11,389
2008	8,562
2009	7,193
2010	5,101
Thereafter	11,287

$59,480

Rental expense under noncancellable operating leases was approximately $25,050,000, $25,294,000 and $21,140,000 for the fiscal years ended May 31, 2005, 2004 and 2003, respectively.

Environmental issues

The Company's operations are subject to federal, state and local health, safety and environmental laws and regulations that impose workplace standards and limitations on the discharge of pollutants into the environment and establish standards for the handling, generation, emission, release, discharge, treatment, storage and disposal of materials, substances and wastes. As of September 2, 2005, the Company was unaware of any environmental, health or safety violations.

Product Liability

Due to the nature of the Company's products, the Company is subject to product liability claims involving personal injuries allegedly related to the Company’s products. These claims include injuries sustained by individuals using the Company’s products. The Company currently carries an occurrence-based product liability insurance policy. The current policy provides coverage for the period from October 1, 2004 to October 1, 2005 with limits of $10.0 million per occurrence and $10.0 million in the aggregate. The policy has a deductible on each claim of $1.0 million. For occurrences prior to October 1, 2004, the policy provided coverage of $10.0 million per occurrence and $10.0 million in the aggregate. The policy had a deductible on each claim of $1.0 million. For occurrences prior to October 1, 2003, the policy provided coverage of $5.0 million per occurrence and $5.0 million in the aggregate. The policy had a deductible on each claim of $1.0 million. The Company believes that its insurance is generally adequate to cover product liability claims. Nevertheless, currently pending claims and any future claims are subject to the uncertainties related to litigation, and the ultimate outcome of any such proceedings or claims cannot be predicted. Due to uncertainty with respect to the nature and extent of manufacturers' and distributors' liability for personal injuries, the Company cannot guarantee that its product liability insurance is or will be adequate to cover such claims. The Company vigorously defends any and all product liability claims brought against it and does not believe that any current pending claims or series of claims will have a material adverse effect on its results of operations, liquidity or financial position. At May 31, 2005 and 2004, the Company has accrued $5,914,000 and $5,064,000, respectively, for known product liability claims and for claims incurred but not reported.

Other Litigation

The Company is party to a variety of non-product liability commercial suits involving contract claims. The Company believes that adverse resolution of these lawsuits would not have a material adverse effect on its results of operations, financial position or liquidity.

In December 2001, a claim was made against the Company alleging the Company received $1.7 million of preferential transfers in connection with the 1999 Service Merchandise bankruptcy proceedings. The claim was settled in November of 2004 for an insignificant amount.

On December 3, 2002, the Nautilus Group, Inc. (“Nautilus”) filed suit against the Company in the United States District Court, Western District of Washington (the “Court”) alleging that the Company infringed Nautilus’ Bowflex patents and trademarks. In May of 2005, the District Court dismissed the patent infringement case against the Company. Nautilus subsequently appealed the District Court’s decision. Nautilus’s trademark infringement claim remains. The Company is currently vigorously defending the case through its counsel; however, it is not possible for the Company to quantify with any certainty the extent of any potential liability.

The Company is also involved in several intellectual property and patent infringement claims, arising in the ordinary course of its business. The Company believes that the ultimate outcome of these matters will not have a material adverse effect upon its results of operations, financial position or liquidity.

As of May 31, 2005, the Company is involved in various product reviews and recalls with the Consumer Product Safety Commission (“CPSC”). The Company believes that adverse resolutions of these reviews and recalls will not have a material adverse effect on its results of operations, financial position, or liquidity.

Retirement Plans

All employees who have met minimum age and service requirements are eligible to participate in the 401(k) savings plan. Company contributions to the plan for the fiscal years ended May 31, 2005, 2004 and 2003 were $750,421, $731,878 and $630,000, respectively.

In September 2001, the Company established a nonqualified deferred compensation plan that permits certain employees to annually elect to defer a portion of their compensation for their retirement. The amount of compensation deferred and related investment earnings have been placed in an irrevocable rabbi trust and recorded within other assets in the Company's consolidated balance sheet, as this trust will be available to the Company's general creditors in the event of insolvency. An offsetting deferred compensation liability, which equals the total value of the trust at May 31, 2005, 2004 and 2003 of $6,241,000, $6,723,000 and $4,015,000, respectively, and which is recorded within other liabilities in the Company's consolidated balance sheet, reflects amounts due to employees who contributed to the plan. The Company's contributions to the deferred compensation plan for the fiscal years ended May 31, 2005, 2004 and 2003 were $148,000, $2,355,000 and $1,293,000, respectively.

Employment Agreements

In May of 2003, the Company renegotiated the September 27, 1999 employment agreements ("second amendment") with each of the Chairman and Chief Executive Officer and the President and Chief Operating Officer. The second amendment extends these agreements to September 27, 2005. The employment agreements provide for the continued employment of Chairman and Chief Executive Officer with an increase in base salary from $525,000 to $625,000, and President and Chief Operating Officer with an increase in base salary from $475,000 to $575,000. Except as set forth below, in all other material respects the agreements are substantially identical to the September 1999 agreement.

The second amendment provides for a one-time retention bonus for each of Chairman and Chief Executive Officer and President and Chief Operating Officer of $300,000. Each executive is also entitled to participate in a bonus program providing for a bonus equal to a percentage of the Company's consolidated EBITDA (as defined in the Company's Credit Agreement) and the Company's subsidiaries (the Company's "EBITDA") which percentage shall equal 1.50% for Chairman and Chief Executive Officer and 1.32% for President and Chief Operating Officer. The executives will not be entitled to a bonus, however, unless the Company's Profits exceed 5.5% of net sales.

The Company may terminate each executive's employment (1) for cause as provided in each agreement, (2) upon six months' disability, or (3) without cause. Each executive may similarly terminate his employment immediately for cause as provided in his employment agreement, upon three months notice to perform full-time church service or for any reason upon six months' notice.

The employment agreements prohibit the executives from engaging in outside business activity during the term, subject to certain exceptions. The employment agreements provide for customary confidentiality obligations and, in addition, a non-competition obligation for a period of four years following termination (two years if the executive quits with cause or without cause or is terminated without cause, except that the Company may, at the Company's option, extend such period for up to two additional years by paying the executive his salary and bonus during the extended period).

In May of 2004, the Company negotiated a employment agreement with David J. Watterson. The employment agreement provides for the continued employment of Mr. Watterson at a base salrary of $500,000. Mr. Watterson is entitled to participate in a bonus program providing for a bonus equal to a percentage of the Company's consolidated EBITDA (as defined in the Company's Credit Agreement) and the Company's subsidiaries (the Company's "EBITDA") which percentage shall equal 0.63%. The Company may terminate Mr. Watterson's employment (1) for cause as provided in each agreement, (2) upon six months' disability, or (3) without cause. Mr. Watterson may similarly terminate his employment immediately for cause as provided in his employment agreement at any time.

China Business Venture

In fiscal 2003, the Company formed a foreign subsidiary (the “Foreign Subsidiary”) to build a manufacturing facility in Xiamen, China. The facility was completed in the summer of 2005. The cost of the project is approximately $30.5 million, with $15.5 million funded in the form of equity contributed by the two shareholders, and approximately $15.0 million in the form of debt. The Chinese subsidiary has arranged for the debt portion of the financing, which is provided by the Bank of China. As of May 31, 2005, the revolver balance with the Bank of China was $11.4 million. For the fiscal year ended May 31, 2005, the Chinese subsidiary had a loss of approximately $1.2 million of which approximately $0.4 million was recorded as minority interest in net loss of consolidated subsidiary. The Company's equity interest in the foreign subsidiary is 70%, which has been funded in the form of equity and debt. As of May 31, 2005, the Company has made contributions of $10.0 million and the minority interest contributions were $5.5 million. The minority interest shareholder is also a long-time vendor of the Company. The Company has recorded purchases from this vendor of approximately $79.3 million and $93.0 million during the fiscal year ended May 31, 2005 and May 31, 2004, respectively.

On July 30, 2005, the Company entered into a stock purchase agreement (the “Agreement”) with the minority shareholder of the Foreign Subsidiary to acquire the Company’s 70% interest in the Foreign Subsidiary in consideration for cancellation of debt of approximately $10.0 million. The Company believes it will have access to the Foreign Subsidiary’s capacity and will use it as well as other third-party offshore vendors to meet its manufacturing needs.

As a result of the Company's controlling interest in the Foreign Subsidiary, the investment has been reported on a consolidated basis for fiscal years ended May 31, 2005 and 2004.

14.	RELATED PARTY TRANSACTIONS

Management Fees

The Company has an agreement with major stockholders of HF Holdings who provide management and advisory services to the Company. Total annual fees due under this agreement are $800,000, for the fiscal years ended May 31, 2005, 2004 and 2003. The Company recorded management fee expense of $800,000 each year. If the Company enters into any acquisition transaction involving at least $10 million, the Company must pay a fee of approximately 1% of the gross purchase price, including liabilities assumed, of the transaction to these stockholders. In addition, in the event of a Liquidity Event (as defined in the Stockholder's Agreement), the Company will pay a fee in an amount which will approximate 1% of the purchase price of the transaction to another major stockholder.

Receivable From Parent

As part of the September 1999 Restructuring, HF Holdings loaned to senior management an aggregate of $2.2 million against non-recourse notes with a maturity of 10 years. HF Holdings used funds advanced from the Company to make the loans. The notes bear interest at a rate equal to that of the New Credit Facilities, payable in cash until the first date as of which the cumulative net taxable income of the Company arising on or after the date of consummation of the September 1999 Restructuring exceeds zero. As of May 31, 2005 and 2004, these notes are non-interest bearing. The notes may be accelerated upon specified defaults and liquidity events, and are collateralized by shares of HF Holdings common stock.

15.	GEOGRAPHIC SEGMENT INFORMATION

Based on the Company's method of internal reporting, the Company operates and reports as a single industry segment, which is, development, manufacturing and distribution of home fitness equipment.

Revenue and long-lived asset information by geographic area as of and for the fiscal years ended May 31 is as follows (table in thousands):

Revenue for the year ended May 31,	Long-lived assets (net) of May 31,

2005	2004	2003	2005	2004

United States	$777,188	$885,337	$841,465	$45,648	$44,284
Foreign	120,904	106,847	87,497	31,681	12,379

Total	$898,092	$992,184	$928,962	$77,329	$56,663

Foreign revenue is based on the country in which the sales originate (i.e. where the legal subsidiary is domiciled). Revenue from no single foreign country was material to the consolidated revenues of the Company.

16.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The Company's subsidiaries JumpKing, Inc., 510152 N.B. Ltd., Universal Technical Services, Inc., ICON International Holdings, Inc., NordicTrack, Inc. and Free Motion Fitness, Inc. ("Subsidiary Guarantors") have fully and unconditionally guaranteed on a joint and several basis, the obligation to pay principal and interest with respect to the 11.25% Notes. A significant portion of the Company's operating income and cash flow is generated by its subsidiaries. As a result, funds necessary to meet the Company's debt service obligations are provided in part by distributions or advances from its subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as the financial condition and operating requirements of the Company's subsidiaries, could limit the Company's ability to obtain cash from its subsidiaries for the purpose of meeting its debt service obligations, including the payment of principal and interest on the 11.25% Notes. Although holders of the 11.25% Notes will be direct creditors of the Company's principal direct subsidiaries by virtue of the guarantees, the Company has indirect subsidiaries located primarily in Europe ("Non-Guarantor Subsidiaries") that are not included among the Guarantor Subsidiaries, and such subsidiaries will not be obligated with respect to the 11.25% Notes. As a result, the claims of creditors of the Non-Guarantor Subsidiaries will effectively have priority with respect to the assets and earnings of such companies over the claims of creditors of the Company, including the holders of the 11.25% Notes.

The following supplemental condensed consolidating financial statements are presented (in thousands):

1.	Condensed consolidating balance sheets as of May 31, 2005 and 2004 and condensed consolidating statements of operations and cash flows for each of the years in the three year period ended May 31, 2005.

2.	The Company's combined Subsidiary Guarantors and combined Non- Guarantor Subsidiaries with their investments in subsidiaries accounted for using the equity method.

3.	Elimination entries necessary to consolidate the Company and all of its subsidiaries.

Supplemental Condensed Consolidating Balance Sheet Year ended May 31, 2005

ICON Health & Fitness, Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash	$793	$2,348	$2,256	$-	$5,397
Accounts receivable, net	105,071	30,369	14,662	(26,645)	123,457
Inventories, net	115,574	32,404	11,547	(943)	158,582
Deferred income taxes	-	-	746	-	746
Income tax receivable	25,610	-	-	-	25,610
Other current assets	1,598	5,251	3,234	-	10,083
Current assets of discontinued
operations	3,818	5,724	-	-	9,542

Total current assets	252,464	76,096	32,445	(27,588)	333,417

Property & equipment, net	41,127	34,993	1,209	-	77,329
Receivable from affiliates	134,552	71,199	-	(205,751)	-
Goodwill and intangible assets, net	24,441	6,280	974	-	31,695
Deferred income taxes	-	83	-	-	83
Investment in subsidiaries	157	-	-	(157)	-
Other assets, net	15,737	1,577	877	-	18,191

Total assets	$468,478	$190,228	$35,505	$(233,496)	$460,715

LIABILITIES & STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$122,770	$11,470	$-	$-	$134,240
Accounts payable	119,674	14,398	36,017	(26,645)	143,444
Accrued liabilities	17,797	9,545	3,110	-	30,452
Accrued income taxes	15,517	(15,496)	-	-	21
Interest payable	7,576	-	-	-	7,576
Current liabilities of discontinued
operations	-	8,473	-	-	8,473

Total current liabilities	283,334	28,390	39,127	(26,645)	324,206

Long-term debt	153,262	1	-	-	153,263
Other long-term liabilities	7,695	9,675	-	-	17,370
Payable to affiliates	63,448	117,867	24,436	(205,751)	-

Minority interest	-	-	-	5,137	5,137

Stockholder's equity (deficit):
Common stock & additional
paid in capital	204,155	52,759	5,481	(58,240)	204,155
Receivable from Parent	(2,200)	-	-	-	(2,200)
Retained earnings
(accumulated deficit)	(243,850)	(23,366)	(30,789)	54,155	(243,850)
Accumulated other comprehensive
income (loss)	2,634)	4,902	(2,750)	2,152	2,634

Total stockholder's equity (deficit)	(39,261)	34,295	(28,058)	(6,237)	(39,261)

Total liabilities &
stockholder's equity	$468,478	$190,228	$35,505	$(233,496)	$460,715

Supplemental Condensed Consolidating Balance Sheet Year ended May 31, 2004

ICON Health & Fitness, Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash	$1,246	$2,450	$1,426	$-	$5,122
Accounts receivable, net	132,027	48,949	15,045	(21,706)	174,315
Inventories, net	114,626	46,889	11,096	(705)	171,906
Deferred income taxes	6,469	-	505	-	6,974
Other current assets	4,716	4,156	4,195	-	13,067
Current assets of discontinued
operations	3,684	58,386	-	-	62,070

Total current assets	262,768	160,830	32,267	(22,411)	433,454

Property & equipment, net	38,302	17,193	1,168	-	56,663
Receivable from affiliates	141,561	55,579	-	(197,140)	-
Goodwill and intangible assets, net	30,868	6,595	1,218	-	38,681
Deferred income taxes	5,570	-	739	-	6,309
Investment in subsidiaries	39,130	-	-	(39,130)	-
Other assets, net	15,071	7,452	865	-	23,388

Total assets	$533,270	$247,649	$36,257	$(258,681)	$558,495

LIABILITIES & STOCKHOLDER'S EQUITY
Current liabilities:
Current portion of long-term debt	$135,879	$-	$-	$-	$135,879
Accounts payable	97,860	25,678	34,114	(21,706)	135,946
Accrued liabilities	18,800	8,340	3,671	-	30,811
Accrued income taxes	2,509	(2,299)	364	-	574
Interest payable	7,544	-	-	-	7,544
Current liabilities of discontinued
operations	-	10,998	-	-	10,998

Total current liabilities	262,592	42,717	38,149	(21,706)	321,752

Long-term debt	153,102	9	-	-	153,111
Other long-term liabilities	6,723	6,074	-	-	12,797
Payable to affiliates	43,518	130,942	22,680	(197,140)	-

Minority interest	-	-	-	3,500	3,500

Stockholder's equity (deficit):
Common stock & additional
paid in capital	204,155	45,759	5,481	(51,240)	204,155
Receivable from parent	(2,200)	-	-	-	(2,200)
Retained earnings
(accumulated deficit)	(133,863)	20,295	(26,961)	6,666	(133,863)
Accumulated other comprehensive
income (loss)	(757)	1,853	(3,092)	1,239	(757)

Total stockholder's equity	67,335	67,907	(24,572)	(43,335)	67,335

Total liabilities &
stockholder's equity	$533,270	$247,649	$36,257	$(258,681)	$558,495

Supplemental Condensed Consolidating Statement of Operations Year Ended May 31, 2005

ICON Health & Fitness, Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$628,927	$195,327	$73,838	$-	$898,092
Cost of sales	512,441	109,764	48,001	238	670,444

Gross profit	116,486	85,563	25,837	(238)	227,648
Total operating expenses	144,141	93,703	27,185	-	265,029

Income (loss) from operations	(27,655)	(8,140)	(1,348)	(238)	(37,381)
Interest expense	25,771	(26)	2,088	-	27,833
Amortization of deferred
financing fees	1,108	-	-	-	1,108
Equity in earnings
of subsidiaries	47,366	-	-	(47,366)	-

Income (loss) before income taxes	(101,900)	(8,114)	(3,436)	47,128	(66,322)
Provision (benefit) for income taxes	7,369	4,609	393	-	12,371

Income (loss) before minority interest	(109,269)	(12,723)	(3,829)	47,128	(78,693)
Minority interest in net loss of
consolidated subsidiary	-	-	-	363	363

Income (loss) from continuing operations	(109,269)	(12,723)	(3,829)	47,491	(78,330)
Income (loss) from discontinued
operations, net of tax	(718)	(30,939)	-	-	(31,657)

Net income (loss)	$(109,987)	$(43,662)	$(3,829)	$47,491	$(109,987)

Supplemental Condensed Consolidating Statement of Operations Year Ended May 31, 2004

ICON Health & Fitness, Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$701,128	$221,450	$69,606	$-	$992,184
Cost of sales	523,976	105,494	44,536	149	674,155

Gross profit	177,152	115,956	25,070	(149)	318,029
Total operating expenses	126,294	96,585	24,928	-	247,807

Income (loss) from operations	50,858	19,371	142	(149)	70,222
Interest expense	22,950	88	2,012	-	25,050
Amortization of deferred
financing fees	872	-	-	-	872
Equity in earnings
of subsidiaries	(6,472)	-	-	6,472	-

Income (loss) before income taxes	33,508	19,283	(1,870)	(6,621)	44,300
Provision for income taxes	10,119	7,099	612	-	17,830

Income (loss) from continuing operations	23,389	12,184	(2,482)	(6,621)	26,470
Income (loss) from discontinued
operations,net of tax	-	(3,081)	-	-	(3,081)

Net income (loss)	$23,389	$9,103	$(2,482)	$(6,621)	$23,389

Supplemental Condensed Consolidating Statement of Operations Year Ended May 31, 2003

ICON Health & Fitness, Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$674,617	$202,697	$51,648	$-	$928,962
Cost of sales	504,764	99,463	29,617	247	634,091

Gross profit	169,853	103,234	22,031	(247)	294,871
Total operating expenses	114,280	80,924	19,590	-	214,794

Income (loss) from operations	55,573	22,310	2,441	(247)	80,077
Interest expense	23,299	32	1,774	-	25,105
Amortization of deferred
financing fees	1,267	-	-	-	1,267
Equity in earnings
of subsidiaries	(4,949)	-	-	4,949	-

Income before income taxes	35,956	22,278	667	(5,196)	53,705
Provision for income taxes	9,267	10,885	1,030	-	21,182

Income (loss) from continuing operations	26,689	11,393	(363)	(5,196)	32,523
Income (loss) from discontinued
operations, net of tax	-	(5,834)	-	-	(5,834)

Net income (loss)	$26,689	$5,559	$(363)	$(5,196)	$26,689

Supplemental Condensed Consolidating Statement of Cash Flows Year Ended May 31, 2005

ICON Health & Fitness, Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

Operating Activities:
Net cash provided by (used in) operating activities	$12,750	$(25,637)	$(694)	$(1,056)	$(14,637)

Investing Activities:
Net cash used in investing activities	(18,022)	(23,818)	(574)	-	(42,414)

Financing Activities:
Borrowings on revolving credit
facility, net	641	11,462	-	-	12,103
Payments on term notes	(13,750)	-	-	-	(13,750)
Payment of fees-debt	(852)	-	-	-	(852)
Minority interest	(5,000)	7,000	-	-	2,000
Other	26,939	(28,695)	1,756	-	-

Net cash provided by (used in)
financing activities	7,978	(10,233)	1,756	-	(499)

Discontinued Operations:
Changes in assets and liabilities from discontinued operations	(2,851)	54,151	-	1,056	52,356

Effect of exchange rates on cash	(308)	5,434	343	-	5,469

Net increase (decrease) in cash	(453)	(103)	831	-	275
Cash, beginning of period	1,246	2,450	1,426	-	5,122

Cash, end of period	$793	$2,347	$2,257	$-	$5,397

Supplemental Condensed Consolidating Statement of Cash Flows Year Ended May 31, 2004

ICON Health & Fitness, Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

Operating Activities:
Net cash provided by (used in) operating activities	$(3,509)	$14,824	$(667)	$-	$(10,648)

Investing Activities:
Net cash used in investing activities	(28,023)	(11,658)	(320)	-	(40,001)

Financing Activities:
Borrowings on revolving credit
facility, net	49,566	(7)	-	-	49,559
Payments on term notes	(5,000)	-	-	-	(5,000)
Payment of fees-debt	(34)	-	-	-	(34)
Minority interest	(5,000)	8,500	-	-	3,500
Other	(7,455)	6,126)	1,329	-	-

Net cash provided by (used in)
financing activities	32,077	14,619	1,329	-	48,025

Discontinued Operations:
Changes in assets and liabilities from discontinued operations	-	(17,568)	-	-	(17,568)

Effect of exchange rates on cash	(240)	(152)	(240)	-	(632)

Net increase (decrease) in cash	305	65	102	-	472
Cash, beginning of period	941	2,385	1,324	-	4,650

Cash, end of period	$1,246	$2,450	$1,426	$-	$5,122

Supplemental Condensed Consolidating Statement of Cash Flows Year Ended May 31, 2003

ICON Health & Fitness, Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

Operating Activities:
Net cash provided by (used in) operating activities	$55,844	$(23,072)	$389	$-	$33,161

Investing Activities:
Net cash used in investing activities	(18,568)	(2,281)	(956)	-	(21,805)

Financing Activities:
Borrowings on revolving credit
facility, net	(6,749)	(29)	-	-	(6,778)
Payments on term notes	(5,000)	-	-	-	(5,000)
Payment of fees-debt	(481)	-	-	-	(481)
Other	(25,315)	24,816)	499	-	-

Net cash provided by (used in)
financing activities	(37,545)	24,787	499	-	(12,259)

Discontinued Operations:
Changes in assets and liabilities from discontinued operations	-	(1,543)	-	-	(1,543)

Effect of exchange rates on cash	883	3,046	(1,606)	-	2,323

Net increase (decrease) in cash	614	937	(1,674)	-	(123)
Cash, beginning of period	327	1,448	2,998	-	4,773

Cash, end of period	$941	$2,385	$1,324	$-	$4,650

SCHEDULE II

Valuation and qualifying accounts for the three years ended May 31, (in thousands):

Year Ended May 31,

2005	2004	2003

Trade accounts receivable-allowance
for doubtful accounts, advertising
discounts and credit memos:

Balance at beginning of year	$9,299	$8,394	$7,939
Additions:
Charged to costs and expenses
Allowance for doubtful accounts	9,920	6,462	13,962
Credit memos	106	116	566
Discounts and advertising	51,069	49,258	52,461
Deductions:
Accounts charged off
Allowance for doubtful accounts	(8,419)	(6,932)	(12,169)
Credit memos	(646)	(55)	(291)
Advertising	(49,668)	(47,944)	(54,074)

Balance at end of year	$11,661	$9,299	$8,394

Year Ended May 31,

2005	2004	2003

Inventory reserve:
Balance at beginning of year	$3,042	$3,900	$3,275
Additions:
Charged to costs and expenses	344	-	625
Deductions:
Reduction in reserve	-	(858)	-

Balance at end of year	$3,376	$3,042	$3,900

Year Ended May 31,

2005	2004	2003

Product liability reserve:
Balance at beginning of year	$5,064	$5,075	$3,675
Additions:
Additions to reserve	5,407	3,414	5,200
Deductions:
Paid claims	(4,557)	(3,425)	(3,800)

Balance at end of year	$5,914	$5,064	$5,075

F-28

CERTIFICATION

I, David J. Watterson, certify that:

1.	I have reviewed this annual report of ICON Health & Fitness, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)
designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)
designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)
evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)
disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.
The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: September 2, 2005	/s/ David J. Watterson

(Signature)

Chief Executive Officer

(Title)

CERTIFICATION

I, S. Fred Beck, certify that:

1.	I have reviewed this annual report of ICON Health & Fitness, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)
designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)
designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)
evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)
disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.
The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: September 2, 2005	/s/ S. Fred Beck

(Signature)

Chief Financial Officer

(Title)